Form 10QSB
period 2003-04-30
NEW PACIFIC VENTURES INC
filed 2003-09-19
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_______________

Commission file number:  0-50190

                         New Pacific Ventures, Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)


     Colorado                                                  47-0877018
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

Suite 603-1500 Ostler Court
North Vancouver, British Columbia, Canada                        V7G 2S2
-----------------------------------------                      ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (604) 762-5652

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

                          Outstanding at April 30, 2003
                       ---------------------------------
                                    9,000,000
                         $.001 par value common stock

                           NEW PACIFIC VENTURES, INC.
                                  FORM 10-QSB

                               TABLE OF CONTENTS


                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements............................................... 3

ITEM 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 4

ITEM 3.  Controls and Procedures............................................ 4


                          PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................. 5

ITEM 2.  Changes in Securities and Use of Proceeds.......................... 5

ITEM 3.  Defaults Upon Senior Securities.................................... 5

ITEM 4.  Submission of Matters to a Vote of Security Holders................ 5

ITEM 5.  Other Information.................................................. 5

ITEM 6.  Exhibits and Reports on Form 8-K................................... 5

                        PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)

                       CONDENSED FINANCIAL STATEMENTS
                                 UNAUDITED

                              April 30, 2003


                                  INDEX

                                                                Page
                                                                ____

Balance Sheet.................................................  F-1

Statement of Operations for the three and six-months
ended April 30, 2003 and 2002 and for the period May 22,
2001 (Date of Inception) to April 30, 2003....................  F-2

Statement of Change in Stockholders' Equity for the period
May 22, 2001 (Date of Inception) to April 30, 2003............  F-3

Statements of Cash Flows for the Three and six months ended
April 30, 2003 and 2002 and for the period May 22, 2001
(Date of Inception) to April 30, 2003.........................  F-4

Notes to Interim Financial Statements.........................  F-5

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                                BALANCE SHEET
                  As at April 30, 2003 and October 31, 2002
_______________________________________________________________________________

                                    ASSETS               April 30,   October 31,
                                    ______                 2003         2002
                                                           ____         ____
Current Assets
  Cash                                                    $ 5,595     $ 5,700
                                                          =======     =======


LIABILITIES
Current Liabilities
 Accounts payable                                        $ 6,000      $ 3,000
                                                          _______      _______

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
  25,000,000 shares authorized at $0.001 par value;
   none outstanding                                             -            -
Common stock
  100,000,000 shares authorized, at $0.001 par value;
   9,000,000 shares issued and outstanding                  9,000        9,000
Deficit accumulated during the pRE-exploration stage       (9,405)      (6,300)
                                                            _____        _____

Total Stockholders' Equity                                   (405)       2,700
                                                            _____        _____

                                                          $ 5,595      $ 5,700
                                                          =======      =======

  The accompanying notes are an integral part of these financial statements.

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                           STATEMENT OF OPERATIONS
          For the three and six months ended April 30, 2003 and 2002 and the Period May 22, 2001 (date of inception) to April 30, 2003

                                                                              May 22, 2001
                                                                                (Date of
                               Three months ended        Six Months ended     Inception) to
                                    April 30,                 April 30,         April 30,
                               2003          2002        2003          2002        2003
                               ----          ----        ----          ----        ----
Interest Income              $       3    $       -    $       7    $       -    $     20

EXPENSES                         1,545            -        3,112            -       9,425
                             ---------    ---------    ---------    ---------    --------

NET LOSS                     $ ( 1,542)   $       -    $(  3,105)   $       -    $( 9,405)
                             =========    =========    =========    =========    ========

NET LOSS PER COMMON SHARE
  Basic                      $    0.00    $    0.00    $    0.00    $    0.00
                             =========    =========    =========    =========

AVERAGE OUTSTANDING SHARES
  Basic                      9,000,000    9,000,000    9,000,000    9,000,000
                             =========    =========    =========    =========


  The accompanying notes are an integral part of these financial statements.


                           NEW PACIFIC VENTURES, INC.
                        (A-Pre-exploration Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         for the Period May 22, 2001 (Date of Inception) to April 30, 2003

                                                                           Capital in
                                                       COMMON STOCK        Excess of       Accumulated
                                                   Shares       Amount     Par Value         Deficit
                                                   ______      _______     __________      ___________

Balance, May 22, 2001 (Date of Inception)               -      $     -      $     -        $       -
Issuance of common stock for cash
     at $0.001                                  9,000,000        9,000            -                -

Net operating loss for the period
   May 22, 2001 to October 31, 2001                     -            -            -                -
                                                _________      _______      ________       _________

Balance, October 31, 2001                       9,000,000        9,000            -                -
Net Operating Loss for the year                         -            -            -         (  6,300)
                                                _________      _______      _________      __________

Balance October 31, 2002                        9,000,000        9,000            -         (  6,300)
Net operating loss for the period                       -            -            -         (  3,105)
                                                _________      _______      _________      __________

Balance, April 30, 2003                         9,000,000      $ 9,000      $     -        $(  9,405)
                                                =========      =======      =========      ==========


  The accompanying notes are an integral part of these financial statements


                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                           STATEMENT OF CASH FLOWS
          For the three and six months ended April 30, 2003 and 2002 and the Period May 22, 2001 (date of inception) to April 30, 2003

                                                                                           May 22, 2001
                                                                                             (Date of
                                            Three months ended        Six Months ended     Inception) to
                                                 April 30,                 April 30,         April 30,
                                            2003          2002        2003          2002        2003
                                            ----          ----        ----          ----        ----
Cash flows from operation activities
  Net loss                                  $( 1,542)    $     -      $ (3,105)    $     -      $( 9,405)
  Adjustment to reconcile net loss to
       net cash provided by operating
       activities
    Share Subscription receivable                  -           -             -           -             -
    Changes in accounts payable                1,500           -         3,000           -         6,000
                                            ________     _______      ________     _______      ________

Net Cash provided by (used in) operations    (    42)          -        (  105)          -       ( 3,405)
                                            ________     _______      ________     _______      ________
Cash flows from financing activity
  Proceeds from issuance of common stock           -       9,000             -       9,000         9,000
                                            ________     _______      ________     _______      ________
Net increase (decrease) in Cash              (    42)      9,000        (  105)      9,000         5,595

Cash at beginning of period                    5,637           -         5,700           -             -
                                            ________     _______      ________     _______      ________
Cash at end of period                       $  5,595     $ 9,000      $  5,595     $ 9,000      $  5,595
                                            ========     =======      ========     =======      ========
Supplemental cash flow information
  Cash paid for:
    Interest                                $      -     $     -      $      -     $     -      $      -
                                            ========     =======      ========     =======      ========
    Income Taxes                            $      -     $     -      $      -     $     -      $      -
                                            ========     =======      ========     =======      ========


  The accompanying notes are an integral part of these financial statements.

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               April 30, 2003

Note 1   Organization
         ____________

         The Company was incorporated under the laws of the State of Colorado on May 22, 2001 with authorized common stock of 100,000,000 shares at $0.001 par value and preferred stock of 25,000,000 at $0.001 par value.

         The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors.

         The Company has elected a fiscal year end of October 31.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, have been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

         The Company has completed a private placement offering of 9,000,000 common shares.

Note 2   Summary Of Significant Accounting Policies
         __________________________________________

         Accounting Methods
         __________________

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         _______________

         The Company has not yet adopted a policy regarding payment of dividends,

         Income Taxes
         ____________

         On April 30, 2003 the Company had a net operating loss carry forward of $9,405. The resulting tax benefit of $2,822 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will commence to expire in 2023.

         Basic and Diluted Net Loss Per Share
         ____________________________________

         Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

         Capitalization of Mineral Claim Costs
         _____________________________________

         Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               April 30, 2003

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ____________________________________________________

         Environmental Requirements
         __________________________

         At the report date, environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

         Financial Instruments
         _____________________

         The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions
         _________________________

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

         Comprehensive Income
         ____________________

         The Company adopted Statement of Financial Accounting Standards No.
         130. The adoption of this standard had no impact on the total stockholder's equity.

         Recent Accounting Pronouncements
         ________________________________

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3   Option to Purchase Mineral Claims
         _________________________________

         On September 23, 2002, the Company acquired an option to purchase mineral claims known as "Riley Claims" located in the Clinton Mining Division, British Columbia.

         The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

         The terms of the purchase to vest 100% in the claims includes total payments of CND$30,000 and completing work commitments totalling CDN$30,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               April 30, 2003


Note 3   Option to Purchase Mineral Claims - (cont'd)
         ____________________________________________

         Purchase price;
           CDN$5,000 upon execution of the agreement
           CDN$5,000 by June 6, 2004
           CDN$10,000 by June 6, 2005
           CDN$10,000 by June 6, 2006
         Work commitments;
           CDN$2,500 in work by June 6, 2003
           CDN$5,000 in work by June 6, 2004
           CDN$10,000 in work by June 6, 2005
           CDN$12,500 in work by June 6, 2006

         Commencing on June 6, 2007 and on the anniversary thereof each year until the property is placed in commercial production, the Company shall pay the sum of CDN$10,000 in cash, or the equivalent value in free-trading common shares of the Company, as an advance against the royalty to be paid on commercial production occurring. All advance royalties so paid by the Company shall be recoverable by the Company, together with interest at a rate equal to prime rate plus 2%, from 90% of the royalty payable to you on commercial production occurring from the property

Note 4   Related Party Transactions
         __________________________

         Related parties have acquired 33% of the outstanding common stock.

Note 5   Going Concern
         _____________

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its future obligations and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. As described elsewhere in this Form 10-QSB, New Pacific is a pre-exploration stage
company.   As of the date of this filing, New Pacific is in the business of acquiring and exploring mineral properties and does not have a source of revenue at this time.

(a)  Plan of Operation.

As of the financial period ended April 30, 2003, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $9,405.

New Pacific anticipates spending approximately $60,000 for exploration activities and capital expenditures during the next twelve months. And, during the next 12 months, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees within the next 12 months.

For the next 12 months, management of New Pacific plans to satisfy its cash requirements of approximately $10,000 by raising additional capital by way of private placements loans and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

In light of New Pacific's lack of revenues, and operating capital, New Pacific's ability to continue as a going concern is dependent upon future events, such as the successful development and exploration of the mineral property, reliance on one set of mineral claims, New Pacific's ability to engage the services of highly qualified consultants who have expertise in the industry.

Additionally, continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its future obligations and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls & Procedures.

Based on their evaluation as of the end of the period covered by this Form 10-QSB, the Company's president, as its principal executive officer, and secretary/treasurer, as its principal financial officer, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the principal executive officer and principal financial officer have concluded the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

(b)  Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II -- OTHER INFORMATION


ITEM 1.  Legal Proceedings.

We have no legal proceedings in effect.

ITEM 2.  Changes in Securities and Use of Proceeds.

There have been no changes in securities during this reporting period.

ITEM 3.  Defaults Upon Senior Securities.

We incurred no defaults upon senior securities during this reporting period.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

(b) Form 8-K

There have been no reports filed on Form 8-K for the period.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


New Pacific Ventures, Inc.
(Registrant)

/S/Gerry Jardine
________________________
Gerry Jardine
President


Date:  September 18, 2003