Form 10QSB
period 2003-07-31
NEW PACIFIC VENTURES INC
filed 2003-09-19
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2003

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

                          Outstanding at July 31, 2003
                       ---------------------------------
                                    9,000,000
                         $.001 par value common stock

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

                              July 31, 2003


                                  INDEX

                                                                Page
                                                                ____

Balance Sheet.................................................  F-1

Statement of Operations for the three and nine-months
ended July 31, 2003 and 2002 and for the period May 22,
2001 (Date of Inception) to July 31, 2003.....................  F-2

Statement of Change in Stockholders' Equity for the period
May 22, 2001 (Date of Inception) to July 31, 2003.............  F-3

Statements of Cash Flows for the three and nine-months ended
July 31, 2003 and 2002 and for the period May 22, 2001
(Date of Inception) toJuly 31, 2003...........................  F-4

Notes to Interim Financial Statements.........................  F-5

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                                BALANCE SHEET
                  As at July 31, 2003 and October 31, 2002
_______________________________________________________________________________

                                    ASSETS               July 31,   October 31,
                                    ______                 2003         2002
                                                           ____         ____
Current Assets
  Cash                                                    $   825     $ 5,700
                                                          =======     =======


LIABILITIES
Current Liabilities
 Accounts payable                                         $ 7,500      $ 3,000
                                                          _______      _______

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
  25,000,000 shares authorized at $0.001 par value;
   none outstanding                                             -            -
Common stock
  100,000,000 shares authorized, at $0.001 par value;
   9,000,000 shares issued and outstanding                  9,000        9,000
Deficit accumulated during the pRE-exploration stage      (15,675)      (6,300)
                                                            _____        _____

Total Stockholders' Equity                                 (6,675)       2,700
                                                            _____        _____

                                                          $   825      $ 5,700
                                                          =======      =======

  The accompanying notes are an integral part of these financial statements.

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                           STATEMENT OF OPERATIONS
          For the three and nine months ended July 31, 2003 and 2002 and the Period May 22, 2001 (date of inception) to July 31, 2003

                                                                              May 22, 2001
                                                                                (Date of
                               Three months ended        Nine Months ended     Inception) to
                                    July 31,                 July 31,            July 31
                               2003          2002        2003          2002        2003
                               ----          ----        ----          ----        ----
Interest Income              $       2    $       -    $       9    $       -    $     20

EXPENSES                         6,272        1,500        9,384        1,500      15,695
                             ---------    ---------    ---------    ---------    --------

NET LOSS                     $ ( 6,270)   $   1,500    $(  9,375)   $   1,500    $(15,675)
                             =========    =========    =========    =========    ========

NET LOSS PER COMMON SHARE
  Basic                      $    0.00    $    0.00    $    0.00    $    0.00
                             =========    =========    =========    =========

AVERAGE OUTSTANDING SHARES
  Basic                      9,000,000    9,000,000    9,000,000    9,000,000
                             =========    =========    =========    =========


  The accompanying notes are an integral part of these financial statements.


                           NEW PACIFIC VENTURES, INC.
                        (A-Pre-exploration Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         for the Period May 22, 2001 (Date of Inception) to July 31, 2003

                                                                           Capital in
                                                       COMMON STOCK        Excess of       Accumulated
                                                   Shares       Amount     Par Value         Deficit
                                                   ______      _______     __________      ___________

Balance, May 22, 2001 (Date of Inception)               -      $     -      $     -        $       -
Issuance of common stock for cash
     at $0.001                                  9,000,000        9,000            -                -

Net operating loss for the period
   May 22, 2001 to October 31, 2001                     -            -            -                -
                                                _________      _______      ________       _________

Balance, October 31, 2001                       9,000,000        9,000            -                -
Net Operating Loss for the year                         -            -            -         (  6,300)
                                                _________      _______      _________      __________

Balance October 31, 2002                        9,000,000        9,000            -         (  6,300)
Net operating loss for the period                       -            -            -         (  9,375)
                                                _________      _______      _________      __________

Balance, July 31, 2003                          9,000,000      $ 9,000      $     -        $( 15,675)
                                                =========      =======      =========      ==========


  The accompanying notes are an integral part of these financial statements


                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                           STATEMENT OF CASH FLOWS
          For the three and nine months ended July 31, 2003 and 2002 and the Period May 22, 2001 (date of inception) to July 31, 2003

                                                                                           May 22, 2001
                                                                                             (Date of
                                            Three months ended        Nine Months ended     Inception) to
                                                 July 31,                 July 31,            July 31,
                                            2003          2002        2003          2002        2003
                                            ----          ----        ----          ----        ----
Cash flows from operation activities
  Net loss                                  $( 6,270)    $(1,500)     $ (9,375)    $(1,500)     $(15,675)
  Adjustment to reconcile net loss to
       net cash provided by operating
       activity
    Change in accounts payable                 1,500       1,500         4,500       1,500         7,500
                                            ________     _______      ________     _______      ________

Net Cash provided by (used in) operations    ( 4,770)          -        (4,875)          -       ( 8,175)
                                            ________     _______      ________     _______      ________
Cash flows from financing activity
  Proceeds from issuance of common stock           -       9,000             -       9,000         9,000
                                            ________     _______      ________     _______      ________
Net increase (decrease) in Cash              ( 4,770)      9,000        (4,875)      9,000           825

Cash at beginning of period                    5,595           -         5,700           -             -
                                            ________     _______      ________     _______      ________
Cash at end of period                       $    825     $ 9,000      $    825     $ 9,000      $    825
                                            ========     =======      ========     =======      ========
Supplemental cash flow information
  Cash paid for:
    Interest                                $      -     $     -      $      -     $     -      $      -
                                            ========     =======      ========     =======      ========
    Income Taxes                            $      -     $     -      $      -     $     -      $      -
                                            ========     =======      ========     =======      ========


  The accompanying notes are an integral part of these financial statements.

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               July 31, 2003

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

         Dividend Policy
         _______________

         The Company has not yet adopted a policy regarding payment of dividends,

         Income Taxes
         ____________

         On July 31, 2003 the Company had a net operating loss carry forward of $15,675. The resulting tax benefit of $4,703 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will commence to expire in 2023.

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

                          NEW PACIFIC VENTURES, INC.
                      (A Pre-exploration Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               April 30, 2003


Note 3   Option to Purchase Mineral Claims - (cont'd)
         ____________________________________________

         Purchase price;
           CDN$5,000 upon execution of the agreement (paid)
           CDN$5,000 by June 6, 2004
           CDN$10,000 by June 6, 2005
           CDN$10,000 by June 6, 2006
         Work commitments;
           CDN$2,500 in work by June 6, 2003 (incurred)
           CDN$5,000 in work by June 6, 2004
           CDN$10,000 in work by June 6, 2005
           CDN$12,500 in work by June 6, 2006

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

(a)  Plan of Operation.

As of the financial period ended July 31, 2003, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $15,675.

New Pacific anticipates spending approximately $7,500 for exploration activities and capital expenditures during the next twelve months. And, during the next 12 months, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees within the next 12 months.

For the next 12 months, management of New Pacific plans to satisfy its cash
requirements of approximately $	17,000 by raising additional capital by way of
loans, private placements and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

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


New Pacific Ventures, Inc.
 (Registrant)

/S/Gerry Jardine
_____________________________
Gerry Jardine
President

Date:  September 18, 2003