Form 10QSB/A
period 2003-04-30
NEW PACIFIC VENTURES INC
filed 2004-02-17
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                  Amendment I


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

         The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date mineral claims, with unknown reserves, have been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

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

(a)  Plan of Operation.

New Pacific's outside auditor has noted that there is substantial doubt about our ability to continue as a going concern. In light of New Pacific's lack of revenues, and operating capital, New Pacific's ability to continue as a going concern is dependent upon future events, such as the successful development and exploration of the mineral property, reliance on one set of mineral claims, New Pacific's ability to engage the services of highly qualified consultants who have expertise in the industry and New Pacific's ability to secure additional sources of financing.

As of the financial period ended April 30, 2003, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $9,405.

New Pacific anticipates spending approximately $60,000 for exploration activities and capital expenditures during the during the next twelve months. And during the fiscal year ending October 31, 2004, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees during its fiscal year ending October 31, 2004.

For the fiscal year ending October 31, 2004, management of New Pacific plans to satisfy its cash requirements of approximately $10,000 by raising additional capital by way of private placements loans and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

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


Date:  February 12, 2004