Form 10QSB/A
period 2003-07-31
NEW PACIFIC VENTURES INC
filed 2004-02-17
CIK 1220819

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

New Pacific anticipates spending approximately $7,500 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2004, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees within its fiscal year ending October 31, 2004.

During its fiscal year ending October 31, 2004, management of New Pacific plans to satisfy its cash requirements of approximately $17,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

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

Date:  February 12, 2004