Form 10KSB
period 2003-10-31
NEW PACIFIC VENTURES INC
filed 2004-03-02
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-50190

New Pacific Ventures, Inc.

(Name of small business issuer in its charter)

Colorado	47-0877018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 603-1500 Ostler Court North
Vancouver, British Columbia, Canada	V7G-2S2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 762-5652

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, .001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

Issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) 10-31-03: $6,000

Number of shares of common stock, $.001 par value, outstanding on October 31, 2003 was 9,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

page

New Pacific Ventures, Inc.

Table of Contents

PART I

PART II

PART III

page ii

FORWARD LOOKING STATEMENTS

References in this document to "us," "we," "the Company," or "New Pacific" refer to New Pacific Ventures, Inc.

This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company. They are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, the unavailability of equity and debt financing, unanticipated costs associated with our potential acquisitions, expanding a new line of business, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, our failure to manage our growth effectively and the other risks identified in this filing or other reports of the Company filed with the U.S. Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the U.S. Securities and Exchange Commission.

page iii

Currency Exchange Rates USA Dollar/Canadian Dollar:

All amounts shown in this Registration Statement are quoted in US Dollars unless otherwise noted. As of January 30, 2004, the rate of exchange of the Canadian Dollar to the US Dollar was $1.3265.

The following table sets forth the high and low rate of exchange for the Canadian Dollar at the end of the two (2) most recent fiscal periods ended October 31, 2002 and 2003 and for each of the past three (3) months.

For purposes of this table, the rate of exchange means the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian dollars required under that formula to buy one U.S. Dollar.

Canadian Dollar /U.S. Dollar

	High	Low
Fiscal Year Ended 10/31/02 Fiscal Year Ended 10/31/03 November 30, 2003 December 31, 2003 January 31, 2004	1.6128 1.5903 1.3362 1.3405 1.3340	1.5108 1.3043 1.2973 1.2923 1.2690

Glossary of Terms

Au Soil Geochemistry- Is the study of the distribution and amounts of the chemical elements in minerals, aores, rocks, soils, water, and the atmosphere, and their circulation in nature, on the basis of the properties of their atoms and ions.

Batholith - A large mass of igneous rock that has melted and intruded surrounding strata at great depths.

Calcareous Rocks- Is the aggregate of one or more materials, e.g. granite, shale, marble; or a body of undifferentiated mineral matter, e.g. obsidian, or of solid organic material.

Calcareous Sediments- The term implies that there is as much as 50% of the rock is calcium carbonate.

Chlorite-Is a group of planty, monoclinic, usually greenish materials; associated with and resemble the micas; they may also be considered as clay minerals.

Coeval Alkalic - A portion of land composed of a basic material such as chalk and limestone which originated from the same period of time in history.

Commercial Minable Ore Reserves (Mineralization). Is used to describe a rock mass whose mineralogy or other characteristics indicate that ore-forming processes have affected the rock mass. The presence of mineralization may be indicative of the existence of an ore body. However, the presence of mineralization does not imply that the minerals of interest are necessarily present in sufficient quantities to justify commercial development.

page iv

Commercial Production. Is the development work that is required to place a known ore body with commercial potential into production. However, it does not include mining or production of a known ore body in commercial quantities.

Cretaceous Intrusive- Refers to the final period of the Mesozoic period and the corresponding system of rocks.

Epidote-Is a green monoclinic mineral. It is common in low-grade metamorphic rocks derived from limestone.

Glacio-Fluvial Deposits- Pertains to meltwater streams flowing from glaciers or to the deposits made by such streams.

Intrusives- Pertains (intrusion), both the process and the rocks so formed.

Jurassic Intrusives- Refers to a period of the Mesozoic era.

Limey Horizon- A zone containing a significant amount of lime or lime stone; e.g. such as "limy soil". The horizon is an interface that indicates a particular position in a strategraphic sequence. Technically it is a surface with no thickness, but in practice it is commonly a distinctive very thin bed; referred generally to a horizontal direction.

Magnetite- Is a black, isometric, strongly magnetic, opaque mineral of the spined group.

Mineralization- Mineralization may be used to describe a rock mass whose mineralogy or other characteristics indicate that ore-forming process have affected the rock mass. The presence of mineralization may be indicative of the existence of an ore body. However, the presence of mineralization does not imply that the minerals of interest are necessarily present in sufficient quantities to justify commercial development.

Murphy Lake Cu-Au Zone-Situated within the Central part of the Quesnel Trough, within Quesnellia Terrane located about 25 kilo-meters north east of Lac Hache in central British Columbia

Nicola Group-Defined as the Triassic Sediments and volcanics of the Quesnel Trough.

Polarisation and Magnetometer Surveys-Geophysical exploration techniques commonly utilised to identify anomalies that may host mineralization.

Porphyry Porphyries-Disseminated minerals in a large body of rock. In the commercial sense the term is not restricted to ore in porphyry but is applied to deposits characterised by huge size uniform dissemination and low average metal content.

Quesnel Trough-The Quesnel Trough is a northwest trending belt of rocks, averaging 30-35 km in width and over 1,000 km in length, which represents a regional basin formed at the Triassic Continent margin.

page v

Sediments Rocks-The accumulation of material, often in deposits many kilometres thick is formed by processes, which are active at the Earth's surface. Wherein through weathering agents and erosion, the earth's surface it transported, by rivers, by wind and ice movements. This material (sediment) is deposited at river mouths, lakes or the sea.

Skarn - Color: Brown, black, grey, but commonly variable even on scale of a hand specimen. Texture: Fine-medium or coarse-grained. Structure: Minerals often concentrated into layers, nodules, lenses or radiating masses. Mineralogy: As for calc-silicate rocks but with iron-rich pyroxene and garnet. Sulphides of iron zinc, lead and copper are associated with these silicate minerals. Field relations Skarns are produced at the contacts of granite, and sometimes of syenite and dionrite with limestone. Silicon, magnesium and iron from the magma migrates into and reacts with the limestone producing the silicate minerals, and sometimes forming ore deposits. Many good mineral specimens are obtained from skarns.

Tertiary Volcanics- Pertains to the first Cenozoic era and the corresponding systems of rocks. Volcanics refers to the activities, structures, for rock types of volcano.

Triassic Sediments- Triassic is the first period of the Mesozoic era. The resulting sediments are the solid materials that have settled down form a state of suspension in a liquid.

Volcaniclastics- Pertains to a classic rock containing volcanic material in whatever proportion, and without regard to its origins or environment.

page vi

PART I
ITEM 1.	DESCRIPTION OF BUSINESS

Business

(a) Business Development

New Pacific Ventures, Inc. ("New Pacific" or the "Company") was organized as a Colorado Corporation on May 22, 2001, to explore for and, if possible, develop mineral properties primarily in the Province of British Columbia, Canada, and other parts of Canada. New Pacific is in its pre-exploration stage, has no operating history, has no revenues; however, does have an option to purchase mineral claims known as the "Riley Claims".

(b) Business of the Company

The Company was organized for the purpose of engaging in the acquisition, and exploration of mineral properties, primarily in the Province of British Columbia, Canada. The Company has a working capital deficiency of approximately $10,345 at October 31, 2003. The Company intends to raise additional funds from public financing or private placements during the next twelve (12) month period in order to complete exploration on its properties, make option payments, and to generally meet its future corporate obligations. There can be no assurance that the Company will obtain such additional financing on a timely basis.

The Company has an option to acquire an interest in the property described herein, under the heading "Option Agreement". The Company intends to carry out exploration work on the mineral claims known as Riley Claims, located in the Clinton Mining Division, British Columbia, in order to ascertain whether the Property possesses commercially developable quantities of gold and other precious minerals.

New Pacific is a pre-exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of the Company's mineral claims it has under option and further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. As of the date of this registration statement, New Pacific has not expended any capital towards the exploration of any mineral properties.

Mineral Property Option Agreement (See Mineral Property Option Agreement filed as Exhibit "10.1" in the Company's 10-SB12G/A filing dated November 10, 2003.)

On September 23, 2002, New Pacific acquired an option from Andrew Molnar dba Cadre Capital, Inc. ("Molnar"), to purchase mineral claims known as "Riley Claims" comprising of six (6) mineral claims located in the Clinton Mining Division, British Columbia. Molnar is the registered and beneficial owner of the Claims and has agreed to grant to New Pacific, the right, privilege and option to explore the Property together with the right, privilege and option to purchase an undivided 100% interest in the claims, provided that the terms and conditions of the Option Agreement are met. The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

As part of the consideration for the Option, New Pacific was obligated to incur development expenditures on the Property of at least CDN$2,500 on or before June 6, 2003. New Pacific completed this obligation by the date indicated, which was included as part of the requirement of completing work commitments totaling CDN$30,000 on the claims and making cash payments totaling CDN$30,000. New Pacific is to complete the cash payments and work commitments by June 6, 2006.

At such time as New Pacific has made all of the required cash payments, share issuances and work commitments in accordance with the Option Agreement, then the Option shall be deemed to have been exercised by New Pacific, and New Pacific shall have thereby, without any further act, acquired an undivided 100% interest in and to the Property.

New Pacific is also required to make advance royalties payments at the rate of CDN$10,000 in cash, or the equivalent value in free-trading common shares of the Company on any commercial production. These payments are to commence in 2007 and to continue on the anniversary thereof each year until the property is placed in commercial production. All advance royalties so paid by New Pacific shall be recoverable by New Pacific, together with interest at a ratio equal to prime rate plus 2%, from 90% of the royalty payable on the commercial production from the property.

In the event, New Pacific fails to make the required cash payments, and fails to complete the minimum cumulative expenditures, within the time periods specified, the Option will terminate. New Pacific shall no longer have an interest in or to the Property and all expenditures and payments made by New Pacific to or on behalf of Molnar shall be non-refundable by Molnar. New Pacific shall have no recourse and release the Option of the Property back to Molnar.

New Pacific retains the right to abandon property interests, when in its sole discretion, it determines that any part of the Property no longer warrants further exploration and development. New Pacific must then provide Molnar with 30 days notice of its intention to do so. If New Pacific elects not to exercise its Option by acquiring a 100% undivided interest in and to the Property, New Pacific shall be under no further obligation or liability pursuant to this Agreement except that if the termination is within six months of the expiry of the Property, New Pacific shall be obligated to pay to Molnar the sum of CDN$2,500.

As of the date of this Registration Statement, New Pacific does not own or have the rights to any other mineral properties, nor does it have options to explore and develop any other mineral properties. The termination or expiration of this Option, would result in a loss of the properties by New Pacific, and would have a negative impact on the operations of New Pacific. Although Molnar is the fee simple title holder of the real property and owns all of the minerals and mineral rights and would not adversely be affected by the termination or expiration of this Option.

Additionally, pursuant to the terms of the Option Agreement, New Pacific is required to contract with Molnar to perform all work commitments on the Property as requested by New Pacific in a miner-like manner and Molnar shall comply with all laws, regulations and permitting requirements of Canada and the Province of British Columbia. Any liability due to damage from violations of the applicable regulations, which result from any actions of Molnar shall be the sole responsibility of Molnar. This relationship with Molnar will continue until such time as the terms and conditions of the Option Agreement are fulfilled by New Pacific. Neither the Company nor Molnar shall be deemed as partners, agents or legal representatives of the other party.

In the event the claims expire or are terminated, the Company will actively search for new claims of merit. The Company's officers and directors have developed long term relationships in the industry and would be in a position to acquire new mineral claims in a reasonable time.

Pursuant to the Mineral Property Option Agreement Molnar covenants to keep the claims in good standing during the term of the Agreement. If Molnar does not keep the claims in good standing during the term of the Agreement, then the Company can instigate a lawsuit against Molnar for performance. The Company has the right to track the status of the claims with the British Columbia Government Mining Recorder's office. If the claims are allowed to expire by Molnar, then the Company can quickly carry out the necessary work to register the claims in the Company's name.

Planned Exploration

The geophysical and drilling programs completed to date have generated several areas of interest, which has led to a recommendation to extend the survey and further define the anomalous zone that hosts mineral occurrences. Ms. Linda Caron, M.Sc., P.Eng., a consulting geologist, for New Pacific, briefly worked on the Riley Claim in 1999 and recommended a two phase exploration program for the property, which indicated a total budget of CDN$290,000. A copy of Ms. Caron's recommendation letter dated January 14, 2004, has been filed as an exhibit in the Company's 10-SB12G/A filing dated February 12, 2004 as Exhibit "10.2". (See "Description of Property--Riley Property").

A two phase exploration program is recommended for the property, with a total budget of CDN$290,000. This work will include additional line cutting, ground geophysics, geology and geochemistry, followed by diamond drilling. A proposed breakdown of the anticipated exploration work on the property, excluding any management or consulting fees is as follows.

Phase I	Amounts CDN$
Linecutting Geophysics Geology Geochemistry Report Subtotal Contingency 10%	$ 29,700 77,220 20,000 15,000 5,000 146,920 13,080
$ 160,000

Phase II	Amounts CDN$
Drilling Geology Geochemistry Report Subtotal Contingency	$ 80,000 15,000 15,000 6,000 116,000 14,000
$ 130,000

As of January 14, 2004, the Company has a cash shortfall of CDN$290,000.

New Pacific proposes to raise CDN$290,000 from additional equity financings during its fiscal year to end October 31, 2004. Expenditures are to be made over a three month period. However, because of adverse weather conditions during the winter, field work cannot be carried out during December through February.

The anticipated expenses of CDN$22,000 for the fiscal year ended October 31, 2004, are in addition to the CDN$290,000 required for exploration expenditures.

As of the date of this Form 10-KSB, the Company does not have the estimated required capital to complete Phase I and Phase II and is currently in the process of identifying potential sources of capital. However, the Company has made the minimum required payments to retain the option on the property.

(c) Reports to security holders

The Company will send an annual report, together with audited Financial Statements of the Company to security holders.

Any member of the public may read and copy any materials the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company has an option to acquire a 100% interest in the Property, as described in detail in Item 1 of this Form 10-KSB under the section under the "Mineral Property Option Agreement".

The Company does not own or lease any property other than:

  The renting or leasing of office space for the Company's corporate headquarters in Vancouver, B.C., Canada. The Company presently leases its office space for CDN$500.00 per month from an unrelated party and;

  Its option to acquire an interest in the Riley Claims ("Riley Property").

Riley Property

Figure 1. Murphy Lake Property

MURPHY LAKE PROPERTY
N
WILLIAMS LAKE
150 MILE HOUSE
Murphy Lake
Hwy 97
Lac la Hache
LAC La HACHE
100 MILE HOUSE
Enterprise
Springhouse
Chimney Lake
Brunson Lake
Wright
Canama
Spout Lake
Rail Lake
Fly Lake
MT TIMOTHY
Timothy Lake
Greeny Lake
Ruth Lake
Lang Lake
Coffee Lake
SCHOOL HOUSE LAKE PROVINCIAL PARK
Eagle Creek
Mahood Falls
Howard Lake
Canim Lake
Forest Grove
Chub Lake
Lower Lake
Buffalo Creek
Edwards Lake
Buffalo Lake
Tatton
Exeter
MOOSE VALLEY PROVINCIAL PARK
Holden Lake
Whale Lake
Valentine Lake
Lone Butte
Wildlife Viewing
Bridge
Gustafson Lake
FLAT LAKE PROVINCIAL PARK
Eightythree Lake
Bullock
Canoe Lake
Click Lake
Alixton Lake
DOG CREEK DOME
Hathaway Lake
Sulphurous Lake
Deka Lake
Bowers Lake
WINDY MTN
Sheridan Lake
Irish Lake
Moffat Lakes
BIG TIMOTHY MTN
Tisdall Lake
Horsefly
Ochiltree
Miocene
Dugan Lake
Spokin Lake
McIntosh Lake
Jones Creek
Knife Creek
Felker Lake
Phillips Lake
Big Lake
Christmas Lake
Roper Lake
Hawkins Lake
Drewry Lake
Donnelly Lake
Lorin Lake
Canimred
22
24
14
97

MURPHY LAKE PROPERTY

Figure 1

Location Map

Scale 1:250,000 NTS 92P/93A

Clinton & Cariboo Mining Divisions

The Riley property is located approximately 25 km northeast of Lac La Hache, in Central British Columbia, with excellent year round road access to the property. The property consists of 06 claims, totalling 06 units, or 381 acres, held under option by New Pacific Ventures Inc.

Conditions to retain the property are to expend a total of not less than $2500.00 Canadian dollars in a calendar year with the current expiry date of the claims being June 06, 2004.

The property is situated within the central part of the Quesnel Trough, a northwest trending belt of rocks, averaging 30-35 km in width and over 1000 km in length, which represents a regional basin formed at the Triassic continent-margin. The Quesnel Trough hosts numerous alkalic porphyry copper-gold and gold skarn occurrences and is of regional metallogenic importance.

The Triassic sediments and volcanics of the Quesnel Trough comprise the Nicola Group. High-level coeval alkalic intrusives of the Nicola Group are the host to the alkalic suite of porphyry copper gold deposits within the trough, as well as being related to gold skarn mineralization in the calcareous sediments and volcaniclastics. Intruding these rocks are Jurassic to Cretaceous intrusives, such as the Takomkane batholith which occurs on the eastern portion of the Murphy Lake property. Locally, Tertiary volcanics unconformably overlie the older rocks. As is typical of the area, the Riley property is covered by glacial till and glacio-fluvial deposits that reach considerable thicknesses.

Copper-gold porphyry style mineralization is known to occur in the vicinity of the property, related to the intrusive phases in the Nicola Group (i.e. Tim, Ann). Several important skarn occurrences are also known near the contact of the intrusives (both on and adjacent to the property) within the calcareous rocks of the Nicola Group (i.e. Spout Lake, Peach-Melba, Nemrud). In addition, copper mineralization is also known to occur on the property within later intrusive phases (i.e. Murphy Lake Cu-Au zone).

The area of mineralization located on the Riley claims is known as the "Nemrud Zone". Work completed to date includes geophysics (Induced Polarization and magnetometer surveys), soil sampling, and geological mapping.

A 20-25 metre thick skarn bed occurs within a limey horizon in the Nicola rock. Bornite mineralization occurs over an area of 600 metres by 100 metres within the skarn, with an average grade of 0.1% Cu, 0.03 g/t Au and 1 g/t Ag. Twenty diamond drill holes tested the skarn and several IP chargeability anomalies. A number of targets remain untested. One particular target requiring follow-up is an area of epidote-chlorite-magnetite skarn in mafic volcanics, with coincident Au soil geochemistry and a chargeability anomaly situated about 800 metres northwest of the Nemrud bornite skarn on the Riley 1 and 2 claims. A second area which requires further work is the are of the N95-17 drillhole, where native copper occurs on fractures within andesite, over a width of about 35 metres. A chargeability anomaly is also associated with this zone and remains untested to the southeast.

ITEM 3.	LEGAL PROCEEDINGS

There are no current or pending material legal proceedings to which the Company is or is likely to be a party or of which any of its property is or is likely to be the subject of.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2003.

PART II
ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date of this Form 10-KSB, there is no public trading market for the Company's Common Stock.

The Company intends to apply to have its Common Stock traded on NASD's OTC Bulletin Board upon effectiveness of a Registration Statement the Company has filed with the Securities and Exchange Commission ("SEC"). No assurance can be given that such application will be approved, and if approved, that an active trading market for the Common Stock will materialize or be maintained.

The authorized capital of the Company is One Hundred Million (100,000,000) common shares with a par value of $0.001 per share. There are currently 9,000,000 common shares issued and outstanding, of which 9,000,000 shares could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company has not agreed to register any shares of Common Stock under the Securities Act of 1933, as amended, for sale by security holders. None of the holders of the Company's common shares have any right to require the Company to register its common shares pursuant to the Securities Act of 1933.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

As of October 31, 2003, the number of holders of record was approximately 33.

The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends of the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

The Company has not established an Equity Compensation Plan and has not authorized the issuance of any securities for under such plan.

From May 22, 2001 through November 1, 2001, the Company issued 9,000,000 shares of its $.001 par value Common Stock to thirty-three (33) individuals at an average price of $.001 per share. The sales were made to the Company's officers, directors and to a major extent, to friends and business associates of the Company's officers and directors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. All of the shareholders are accredited investors.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. As described elsewhere in this Form 10-KSB, New Pacific Ventures, Inc. is a pre-exploration stage company. As of the date of this annual report, New Pacific is in the business of acquiring and exploring mineral properties and does not have a source of revenue at this time.

(a) Results of Operation.

New Pacific's outside auditor has noted that there is substantial doubt about our ability to continue as a going concern. In light of New Pacific's lack of revenues, and operating capital, New Pacific's ability to continue as a going concern is dependent upon future events, such as the successful development and exploration of the mineral property, reliance on one set of mineral claims, New Pacific's ability to engage the services of highly qualified consultants who have expertise in the industry and New Pacific's ability to secure additional sources of financing. See "Risk Factors- Ability to Continue as a Going Concern."

For the fiscal year to end October 31, 2004, the Company proposes to expend funds for exploration activities and capital expenditures as sources for those funds are identified and proceeds are available.

The Company anticipates incurring expenses of approximately CDN$22,000 for the fiscal year to end October 31, 2004, of which CDN$10,000 (CDN$5,000 towards the purchase price and CDN$5,000 in work commitments) will be applied towards making the minimum payments required by the Option Agreement on the Riley Property. It is anticipated that the remaining CDN$12,000 will be used for corporate expenses.

The Company does not expect any significant changes in the number of its employees during the fiscal year ended October 31, 2004.

(b) Management Discussion and Analysis of Financial Condition.

Full Fiscal Year ended October 31, 2003 as compared to the full fiscal year ended October 31, 2002.

Revenues

As of the fiscal year ended October 31, 2003, the Company did not generate any revenues as compared to generating no revenues for the fiscal year ended October 31, 2002. For the fiscal year to end October 31, 2004, management plans to satisfy the Company's cash requirements and working capital needs through loans from its officers and directors and the extension of credit from third party creditors. Additionally, the Company proposes to raise additional capital by way of private placements of debt or equity offering, in order to proceed with the necessary exploration on the Property.

Operating Loss

As at the financial period ended October 31, 2003, New Pacific incurred a net loss of $13,054, as compared to a net loss of $6,300 for the fiscal year ended October 31, 2002, representing an approximate 107% increase in net losses. This increase in net losses was due to an increase of approximately 107% in total operating expenses for the year ended October 31, 2003, as compared to the year ended October 31, 2002. Total operating expenses were $13,054 and $6,313, respectively. The substantial increase in total operating expenses was a result of administrative expenses and property maintenance costs of $13,054.

As at October 31, 2003, New Pacific had accounts payable of $11,125, compared to $3,000 for the fiscal year ended October 31, 2002. This increase of approximately $8,125 or 271% was related to administrative fees accrued, but not paid.

New Pacific has an accumulated deficit from May 22, 2001 (date of inception) to October 31, 2003 of $19,345. Additionally, for the year ended October 31, 2003, New Pacific had a total shareholders' deficiency of $10,345 as compared to equity of $2,700 for the fiscal year ended October 31, 2002.

Income Taxes

On October 31, 2003 the Company had a net operating loss carry forward of $19,345. The resulting tax benefit of $5,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

Liquidity and Financial Resources

New Pacific had negative working capital of $10,345 at October 31, 2003, compared to working capital of $2,700 at October 31, 2002. For the fiscal year ended October 31, 2003, cash used in operating activities was $4,920, as compared to providing cash of $5,700 for the fiscal year ended October 31, 2002. For the fiscal years ended October 31, 2003, and 2002, there was no cash used in investing activities. For the fiscal years ended October 31, 2003, and 2002 financing activities provided no cash. Net cash decreased by $4,920 for the fiscal year ended October 31, 2003 as compared to an increase of $5,700 for the fiscal year ended October 31, 2002.

From the date of the incorporation of May 22, 2001, New Pacific raised $9,000.00 through the issuance of 9,000,000 common shares, as follows: On November 1, 2001, the Company issued 9,000,000 shares of its $.001 par value common stock, at a price of $.001 per share, by virtue of Section 4(2) of the Securities Act of 1933, as amended.

RISK FACTORS
1.	New Pacific is a new company with a limited operating history and has generated no revenues.

New Pacific faces all of the risks inherent in a new business. The Company's prospects, given the nature of its business, must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. Thus, there is a high degree of risk that the Company will not achieve or sustain profitability or positive cash flows from operating activities in the future.

2.	New Pacific has industry standard title opinions regarding its Mineral Property Option, but there is no guarantee of title.

The Company has obtained industry standard title opinions with respect to its mineral property, described in its Option Agreement, which can not be construed as a guarantee of title. The properties may be subject to unregistered agreements, transfers or claims and title may be adversely clouded by undetected defects. Any such event would have a significant negative affect on the Company and its ability to own the property free and clear of any encumbrances.

In addition, the title to the property and minerals does not vest in the Company until such time as the Company expends monies for exploration. In the event the Company is not successful in making the expenditures or finds minerals, the Company may lose its investment and the tittle will not vest in the Company.

3.	New Pacific has no paid or full-time employees and the limited commitment by its officers and directors may adversely affect the Company's operations.

The Company conducts its business through agreements with consultants and arms-length third parties. None of the directors or officers are paid a salary for acting as a director or officer. The Company may, however, pay fees to directors and officers for work provided on a consulting fee basis. The Company estimates that the directors will devote as a group, a combined minimum of thirty-five (35) hours of their time per month to the affairs of the Company. (See-"Item 9. Directors, Executive Officers, Promoters and Control Persons.) The limited time devoted to the Company's business affairs by management of the Company, may indicate a limited commitment by such individuals to the Company and its business affairs. This lack of commitment in time and expertise could have a material adverse effect on the Company and the operations and result in the loss of some or all of the Company's investment.

4.	New Pacific has no revenues or financing for its proposed business operations and thus, there is substantial doubt about its ability to continue as a Going Concern.

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

New Pacific's independent auditor has stated in its opinion that these factors raise substantial doubt about New Pacific's ability to continue as a going concern. See "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and related Notes thereto, included elsewhere in this Registration Statement.

5.	New Pacific's management has limited experience in the mining industry and their ability to acquire the necessary experience will have a material adverse affect on the Company.

The business of New Pacific is primarily dependent on Gerry Jardine, who is a director, president, CEO and shareholder of New Pacific and Mr. Roy Brown, a director of New Pacific. Both Mr. Jardine and Mr. Brown have prior experience in the resource exploration and industrial industries. While their business experiences are important, their prior experiences may be of limited benefit or use to New Pacific in its proposed operations. Neither Mr. Jardine nor Mr. Brown have executed any management or employment agreement with New Pacific, although they have agreed to devote limited time as is required to properly conduct the business of New Pacific. New Pacific's success will, to a large extent, depend on the limited expertise of New Pacific's management. The management has limited experience or skill in this industry. In order to perform their management role adequately, management may need to have a higher level of expertise. The failure of management to contract or acquire the services of those who possess the necessary experience or skill to perform its management role adequately, would have a material adverse effect on the Company and its operations and result in the loss of the Company's investment.

6.

Pursuant to the Option Agreement, New Pacific is required to contract Molnar to perform work commitments on the property and Molnar's inability to adequately perform the work will have a material adverse affect on the Company's operations.

While the Option Agreement does not provide for curative measures in the event that the Optionor, Mr. Molnar, does not perform all of the work commitments on the property as set forth in the Option Agreement, the Board of Directors reserves the right to engage an outside contractor or third party to complete the work in a miner-like manner and to comply with all laws, regulations and permitting requirements of Canada and the Province of British Columbia. However, the Company may not have the necessary resources to engage an outside contractor or third party to complete the work in a minor-like manner, which could result in a significant negative affect on New Pacific.

7.	New Pacific's property has no proven ore bodies and the Company will not be able to recoup any expenditures used for mineral exploration if no mineralization is found.

Exploration for minerals is highly speculative and involves greater risks than other businesses. The search for viable minerals often results in the failure to discover mineralization, or whether or not the mineralization will return a profit over the mining and development costs incurred. The expenditures to be made by the Company in the exploration of its properties may not result in discoveries of mineralized minerals in commercial quantities and the probability of an individual prospect ever having reserves is extremely remote and in all probability the properties may not contain any reserves. Thus, any funds spent on exploration will in all probability be lost. This consequence would have a significant negative affect on New Pacific.

8.	New Pacific has no reserves on it properties, therefore, they have not generated any revenues.

The properties in which New Pacific has an interest are in the exploratory stage only and are without a known body of ore or reserves and consequently the Company has generated no income and may not be able to generate income in the future.

9.	New Pacific has not commissioned an independent evaluation of its mining properties and the lack of a presence of mineralization would have a material adverse affect on the Company.

New Pacific has not engaged the services of an independent professional third party, i.e. geologist or mining engineer to evaluate the properties for ore content. In addition, the Company has not done any field testing or examination of the properties. If there are no mineralized minerals any investment in the project by New Pacific would be lost.

10.	New Pacific is a Pre-exploration Stage company in the mining industry with no proven reserves.

The Company is in the pre-exploration stage and is engaged in the search for mineral deposits (reserves) which are not in either the development stage or production stage. The Company's property is still in the exploration stage, has no ongoing operations, has not advanced to the development or commercial production stage and it has no history of earnings or positive cash flow from mining operations. New Pacific does not know if it will ever generate material revenues from mining operations or if it will ever achieve self-sustaining commercial mining operations.

If New Pacific determines that its property has commercial ore deposits and begins to develop or mine the minerialzation, it may be confronted with the following risk factors.

11.	New Pacific will be required to comply with Government Regulations, which may have a material adverse affect on the Company.

The Company will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in the Province of British Columbia, specifically. The future operations of the Company may require permits from various federal, provincial and local governmental authorities and will be governed by laws and regulations governing prospecting, development, mining, production, export, taxes, labor standards, occupational health, waste disposal, land use, environmental protection, mine safety and other matters. It is not possible to, at this date, to know if the Company will be able to obtain all necessary permits and approvals that may be required to undertake exploration activity or commence construction or operation of mine facilities on the Company's properties. To the extent government approvals are required and not obtained, New Pacific's planned exploration activities may be delayed, curtailed or cancelled entirely.

12.	New Pacific's Property may, in the future, be the subject of aboriginal peoples' land claims.

The Company is not aware of any aboriginal land claims having been asserted or any legal actions relating to aboriginal issues having been instituted with respect to its property. The legal basis of land claims is a matter of considerable legal complexity and the impact of a land claim settlement cannot be predicted with any degree of certainty. However, a broad recognition of aboriginal rights by way of a negotiated settlement or judicial pronouncement may have a negative effect on the Company's activities.

13.	There are generally fluctuations in the price of minerals in the industry, which could negatively affect the Company's ability to attain profitability.

The market price of minerals in the industry is volatile and beyond the control of New Pacific. If the price of the minerals, which New Pacific is seeking to mine, should drop dramatically, New Pacific's operations may become seriously adversely affected. Therefore, there is no way to know if New Pacific's mineral exploration and mining activities will be successful, and that any production will be obtained, or that any production, if obtained, will be profitable. The fluctuation in price could have a significantly negative affect on the success of the Company and its ability to generate revenues.

14.	The Mining Industry is very competitive and New Pacific may be unable to market its resources profitably.

The mining industry, in general, is intensively competitive and there is no way to know that even if commercial quantities of minerals are discovered, a ready market will exist for sale of the resources. Numerous factors beyond the control of the Company may affect the marketability of any minerals discovered. These factors include market fluctuations, the proximity and capacity of the natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. If New Pacific is not able to deal with the unknown contingencies, New Pacific may be forced to cease operations.

ITEM 7.	FINANCIAL STATEMENTS.

New Pacific's audited Financial Statements are attached as a Schedule.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Gerry Jardine, our Chief Executive Officer and Brent Petterson, our acting Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after the evaluation date and the date of this report.

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name(1)	Age	Office
Gerry Jardine(2) Brent Petterson(2) Roy Brown(2)	51 41 57	President/CEO/Director Secretary-Treasurer/Director Director

(1) These persons may be deemed "promoters" of the Company as that term is defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

(2) Mr. Gerry Jardine as president and a director, expects to devote approximately twenty (20) hours per month to the affairs of the Company's business. Mr. Brent Petterson as secretary/treasurer and a director expects to devote approximately five (5) hours per month to the affairs of the Company's business and Mr. Roy Brown as a director, expects to devote approximately ten (10) hours per month to the affairs of the Company's business.

Executive Officers and Directors

Gerry Jardine. Mr. Jardine has been President/CEO and a director of New Pacific since its inception. Mr. Jardine from 1999 to the present has been the Secretary/Treasurer, Director of Prefco Enterprises Inc., a public Canadian construction/development company. From 1989 to the present, Mr. Jardine has been President/CEO and a director of Truax Venture Corporation, a Canadian public exploration company. Additionally, from 1996 to the present, Mr. Jardine has been the President of Amcan Fiscla Consultants Inc., a private consulting company. From 1986 to 1997, Mr. Jardine was the President/CEO, director of PowerTech Industries Inc., a Canadian public company involved in the manufacture and sales of HVAC equipment.

Brent Petterson. Mr. Petterson has been the Secretary/Treasurer and a director of New Pacific since its inception. Mr. Petterson obtained his Certified General Accountant designation in 1989 and has 15 years of public practice accounting experience as well as three (3) years of property management experience. Mr. Petterson is the president of Hiatt Management Ltd., a real estate investment company since 1996, and Acony Belle Management Ltd., a financial consulting company since 2001.

Roy Brown. Mr. Brown has been a director of New Pacific since its inception. From 1991 to the present, Mr. Brown has been the president of Roymor Market Services Inc., a private company, which is in the business of assisting private and public companies in identifying sources of capital. Mr. Brown currently is a consultant to Zena Capital Corp, which is involved in barite mining in South Central British Columbia, Canada. From 1996 to 1997, Mr. Brown was a director of International Kirkland Minerals, a publicly listed company involved in nickel exploration in Ontario. From 1995 to 1996, Mr. Brown was a consultant to Opawica Explorations, which was involved in mineral exploration in Ghana, Africa, Peru, South America and Canada. From 1968 to 1991, Mr. Brown was the President of R & B Management Inc., a company engaged in the managing and marketing of Canadian companies. In the late 1980's, Mr. Brown was President of Halley Resources and Chairman of Surf Inlet Mines, both public listed companies involved in mine development and exploration.

The members of the Board of Directors that are listed above do not have significant training in metals exploration or mining. Thus, management lacks the technical training and expertise in the area of exploring for, starting and operating a mine. This lack of training or experience may make management unaware of many requirements that are necessary in working in the industry. Thus, management's business choices may or may not take into account standard engineering or necessary management approaches that are required or normally considered by mineral exploration companies. This lack of training in metals exploration or mining could result in a significant negative affect on New Pacific.

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors held meetings and took action two (2) times by written consent during the fiscal year ended October 31, 2003.

Executive Committees

New Pacific is still in the pre-exploration stage and has not, as yet, generated any revenues nor has it established a compensation plan or paid any of its officers and directors. The Company; therefore, has not yet established an audit, compensation, or executive committee. In the future, as the Company begins to generate revenues and to compensate its officers and directors, the Company will establish the required committees.

Promoters

The Company does not have any promoters other than the directors or officers of the Company.

Control Persons

Other than the directors or officers of the Company, which are considered control persons of the Company, there are no persons holding greater than 20% of the issued and outstanding shares of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: None of our officers or directors, and all persons owning more than ten percent of its shares have filed the subject reports, if required, on a timely basis during the past fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

The Company as of the fiscal year ended October 31, 2003, did not compensate any of its Officers or Directors for their services. However, the Company may, during the course of the current year, decide to compensate its Officers for their services and to compensate its Directors for serving on the Company's Board of Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock, and (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percentage of Class
Common Stock Common Stock Common Stock Common Stock

Brent Petterson

603-1500 Ostler Court

North Vancouver, B.C.

Canada, V9G 2S2

Roy Brown

#3-15133-29A Avenue

Surrey, B.C.

Canada V4P 3G4

Gerry Jardine

15311 Victoria Avenue

White Rock, B.C.

Canada V4B 1G9

Total Officers, Directors of New Pacific's common stock as a group:

		1,000,000 1,000,000 1,000,000 3,000,000	11.11% 11.11% 11.11% 33.33%

[1] No security holder listed above owns any warrants, options or rights.

[2] Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the Directors or Officers of the Company, nor any proposed nominee for election as a Director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company. The Company has not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No.	Description of Document
3(i) 3(ii) 4.0 10.1 10.2 31.1 31.2 32.1 32.2

Articles of Incorporation of New Pacific Ventures, Incorporated.

Bylaws of New Pacific Ventures, Incorporated.

Specimen form of Registrant's common stock.

Mineral Property Option Agreement dated September 23, 2002.

Linda Caron M.Sc., P.Eng, letter dated January 14, 2004

Gerry Jardine Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Brent Petterson Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Gerry Jardine Certification pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

Brent Petterson Certification pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

* * * * *

* Incorporated by reference to a previously filed exhibit or report.

(b) Reports on Form 8-K. During the fiscal year ended October 31, 2003, and through January 31, 2004, there were no reports filed on Form 8-K:

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The Company's auditor is Madsen & Associates, CPA's, Inc., located at 684 East Vine St. Suite 3, Murray, Utah 84107 and the Company paid them $2,125 in audit and review fees for the fiscal year ended October 31, 2003, and $1,500 for fiscal 2002.

Audit-Related Fees: The Company paid $625 in audit-related fees for 2003 and paid no fees for fiscal 2002.

Tax Fees: The Company did not pay its auditor any fees related to tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2003 or 2003..

All Other Fees: The Company did not pay its auditor any fees related to any other products or services.

The Company has not established an audit committee, therefore, there have been no pre-approved pollicies and procedures established by such.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2004.	New Pacific Ventures, Inc.

/s/Gerry Jardine
Gerry Jardine, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature and Title	Date

/s/Gerry Jardine	March 1, 2004
Gerry Jardine, President, Chief Executive Officer and
Director

/s/Brent Petterson	March 1, 2004
Brent Petterson, Secretary-Treasurer and Director

/s/Roy Brown	March 1, 2004
Roy Brown, Director

NEW PACIFIC VENTURES, INC.

FINANCIAL STATEMENTS AND REPORT

OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

October 31, 2003

Table of Contents

Page

Report of Independent Certified Public Accountants	F-1

Balance Sheet for the year ended October 31, 2003	F-2

Statements of Operations for the year ended October 31, 2003 and 2002 and the Period May 22, 2001 (Date of Inception)
to October 31, 2003	F-3

Statement of Changes in Stockholders' Equity for the Period May 22, 2001
(Date of Inception) to October 31, 2003	F-4

Statement of Cash Flows for the year ended October 31, 2003 and 2002
and the Period May 22, 2001 (Date of Inception) to October 31, 2003	F-5

Notes to Financial Statements	F-6

MADSEN & ASSOCIATES, CPA'S INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

New Pacific Ventures, Inc.

Vancouver B. C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of New Pacific Ventures, Inc. (pre-exploration stage company) at October 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2003 and 2002 and the period May 22, 2001 (date of inception) to October 31, 2003, these financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Pacific Ventures Inc. at October 31, 2003 and the results of operations, and cash flows for the years ended October 31, 2003 and 2002 and the period May 22, 2001 to October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah	/s/Madsen & Associates, CPA's Inc.
February 13, 2004

F-1

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

BALANCE SHEET

October 31, 2003
ASSETS
CURRENT ASSETS
Cash	$ 780

Total Current Assets	$ 780

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$ 11,125

Total Current Liabilities	11,125

STOCKHOLDERS' EQUITY

Preferred stock
25,000,000 shares authorized at $.001 par value; none outstanding	-
Common stock
100,000,000 shares authorized at $0.001 par value; 9,000,000 shares issued and outstanding	9,000
Deficit accumulated during the pre-exploration stage	(19,345)

Total Stockholders' Equity (deficiency)	(10,345)

$ 780

The accompanying notes are an integral part of these financial statements.

F-2

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended October 31, 2003 and 2002 and the

Period May 22, 2001 (date of inception) to October 31, 2003

			May 22, 2001
			to
	October 31,	October 31,	October 31,
	2003	2002	2003

REVENUES	$ 9	$ 13	$ 22

EXPENSES	13,054	6,313	19,367

NET LOSS	$ (13,045)	$ (6,300)	$ (19,345)

NET LOSS PER COMMON SHARE
Basic and diluted	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic (stated in 1,000's)	9,000	9,000

The accompanying notes are an integral part of these financial statements.

F-3

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period May 22, 2001 (Date of Inception) to October 31, 2003

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance, May 22, 2001	-	$ -	$ -	$ -

Issuance of common stock for cash at $0.001 November 1, 2001	9,000,000	9,000	-	-

Net operating loss for the period May 22, 2001 to October 31, 2001	-	-	-	-

Net operating loss for the year ended October 31, 2002	-	-	-	(6,300)

Balance October 31, 2002	9,000,000	$ 9,000	$ -	$ (6,300)

Net operating loss for the year ended October 31, 2003	-	-	-	(13,045)

Balance October 31, 2003	9,000,000	$ 9,000	$ -	$ (19,345)

The accompanying notes are an integral part of these financial statements.

F-4

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2003 and 2002 and the

period May 22, 2001 (date of inception) to October 31, 2003

			May 22, 2001
			to
	October 31,	October 31,	October 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (13,045)	$ (6,300)	$ (19,345)

Adjustment to reconcile net loss to net cash provided by operating activities

Changes in accounts payable	8,125	3,000	11,125

Net cash flows used in Operations	(4,920)	(3,300)	(8,220)

CASH FLOWS FROM INVESTING ACTIVITY	-	-	-

CASH FLOWS FROM FINANCING ACTIVITY

Proceeds from issuance of common stock	-	9,000	9,000

Net change in cash	(4,920)	5,700	780

Cash at beginning of period	5,700	-	-

Cash at end of period	$ 780	$ 5,700	$ 780

The accompanying notes are an integral part of these financial statements.

F-5

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2003

1.	ORGANIZATION

The Company was incorporated under the laws of the State of Colorado on May 22, 2001 with authorized common stock of 100,000,000 shares at $.001 par value and 25,000,000 shares of preferred stock with a par value of $.001. The preferred shares may be issued in one or more series with terms to be determined by the Board of Directors. No preferred shares have been issued.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date an option to purchase mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage.

Since its inception the company has completed a private placement offerings of 9,000,000 shares of its common capital stock for $9,000.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On October 31, 2003, the Company had a net operating loss available for carry forward of $19,345. The tax benefit of approximately $5,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carryforward will expire in the year 2024.

F-6

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

October 31, 2003
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share or preferred share rights unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

Environmental Requirements

At the report date environmental requirements related to the option to purchase the mineral claims (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Mining Claim Costs

Costs of acquisition, exploration, carrying, and retaining unproven mineral claims are expensed as incurred.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.
F-7

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

October 31, 2003
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.
3.	OPTION TO PURCHASE MINERAL CLAIMS

On September 23, 2002, the Company acquired an option to purchase mineral claims known as "Riley Claims" located in the Clinton Mining Division, British Columbia. The claims have an expiration date of June 6, 2004.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The terms of the purchase to vest 100% in the claims includes total payments of CND$30,000 and completing work commitments totaling CDN$30,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price;

CDN$5,000 upon execution of the agreement - paid

CDN$5,000 by June 6, 2004

CDN$10,000 by June 6, 2005

CDN$10,000 by June 6, 2006

Work commitments;

CDN$2,500 in work by June 6, 2003 (completed)

CDN$5,000 in work by June 6, 2004

CDN$10,000 in work by June 6, 2005

CDN$12,500 in work by June 6, 2006

F-8

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

October 31, 2003
3.	OPTION TO PURCHASE MINERAL CLAIMS - continued

Commencing on June 6, 2007 and on the anniversary thereof each year until the property is placed in commercial production, the Company shall pay the sum of CDN$10,000 in cash, or the equivalent value in free-trading common shares of the Company, as an advance against the royalty to be paid on commercial production occurring. All advance royalties paid by the Company shall be recovered by the Company together with interest at a rate equal to prime rate plus 2%, from 90% of the royalties payable on the commercial production occurring from the property.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's, and their controlled entities, have acquired 33% of the outstanding common stock.
5.	GOING CONCERN

The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.. The continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing, and payment of Company expenses by its officer's, which will enable the Company to operate for the coming year.

F-9