Form 10QSB
period 2004-01-31
NEW PACIFIC VENTURES INC
filed 2004-03-16
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-50190

New Pacific Ventures, Inc.
(Name of small business issuer in its charter)

Corlorado	47-0877018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 603-1500 Ostler Court
North Vancouver, British Columbia, Canada	V7G 2S2
(Address of principal executive offices)	(Zip Code)

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

Outstanding at January 31, 2004

9,000,000

$.001 par value common stock

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No [X]

page

NEW PACIFIC VENTURES , INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

ITEM 1. ITEM 2. ITEM 3.	Financial Statements Management Discussion and Analysis of Financial Condition and Results of Operation Controls and Procedures	3 4 5

PART II--OTHER INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.	Legal Proceedings Changes in Securities Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	5 5 5 5 5 6

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

UNAUDITED

January 31, 2004

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

BALANCE SHEET

As at January 31, 2004 and October 31, 2003

	January 31,	October 31,
	2004	2003
ASSETS
Current Assets
Cash	$ 84	$ 780

LIABILITIES
Current Liabilities
Accounts payable	$ 14,000	$ 11,125

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	-	-
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the pre-exploration stage	(22,916)	(19,345)

Total stockholders' equity (deficiency)	(13,916)	(10,345)

	$ 84	$ 780

The accompanying notes are an integral part of these financial statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

for the three months ended January 31, 2004 and 2003

and for the period May 22, 2001 (Date of Inception) to January 31, 2004

			May 22, 2001
			(Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2004	2003	2004

Interest income	$ -	$ 4	$ 22

Expenses	3,571	1,500	22,938

Net loss	$ (3,571)	$ (1,496)	$ (22,916)

Net loss per common share
Basic	$ 0.00	$ 0.00

Average outstanding shares
Basic	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

for the period May 22, 2001 (Date of Inception) to January 31, 2004

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par value	Deficit

Balance, May 22, 2001 (Date of Inception	-	$ -	$ -	$ -
Issuance of common stock for cash at $0.001	9,000,000	9,000	-	-

Net operating loss for the period May 22, 2001 to October 31, 2001	-	-	-	-

Balance, October 31, 2001	9,000,000	9,000	-	-
Net operating loss for the year	-	-	-	(6,300)

Balance, October 31, 2002	9,000,000	9,000	-	(6,300)
Net operating loss for the year	-	-	-	(13,045)

Balance, October 31, 2003	9,000,000	9,000	-	(19,345)
Net operating loss for the period	-	-	-	(3,571)

Balance, January 31, 2004	9,000,000	$ 9,000	$ -	$ (22,916)

The accompanying notes are an integral part of these financial statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three months ended January 31, 2004 and 2003

and for the period May 22, 2001 (Date of Inception) to January 31, 2004

			May 22, 2001
			(Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2004	2003	2004
Cash flows from operating activities
Net loss	$ (3,571)	$ (1,496)	$ (22,916)
Adjustment to reconcile net loss to net cash provided by operating activity
Change in accounts payable	2,875	1,433	14,000

Net cash used in operations	(696)	(63)	(8,916)

Cash flows from financing activity
Proceeds from issuance of stock	-	-	9,000

Net increase (decrease) in cash	(696)	(63)	84

Cash at beginning of period	780	5,700	-

Cash at end of period	$ 84	$ 5,637	$ 84

The accompanying notes are an integral part of these financial statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

January 31, 2004

Note 1	Organization

The Company was incorporated under the laws of the State of Colorado on May 22, 2001 with authorized common stock of 100,000,000 shares at $0.001 par value and preferred stock of 25,000,000 at $0.001 par value.

The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors. There have been no preferred shares issued.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date mineral claims, with unknown reserves, have been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage.

Since inception, the Company has completed a private placement offering of 9,000,000 common shares for $9,000.

Note 2	Summary Of Significant Accounting Policies

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On January 31, 2004 the Company had a net operating loss carry forward of $22,916. The resulting tax benefit of $6,875 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2025.

Basic and Diluted Net Loss Per Share

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

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

January 31, 2004

Note 2	Summary of Significant Accounting Policies - (cont'd)

Capitalization of Mineral Claim Costs
Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements
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

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

January 31, 2004
Note 3	Option to Purchase Mineral Claims - (cont'd)

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
CDN$2,500 in work by June 6, 2003 (incurred) CDN$5,000 in work by June 6, 2004 CDN$10,000 in work by June 6, 2005 CDN$12,500 in work by June 6, 2006

Commencing on June 6, 2007 and on the anniversary thereof each year until the property is placed in commercial production, the Company shall pay the sum of CDN$10,000 in cash, or the equivalent value in free-trading common shares of the Company, as an advance against the royalty to be paid on commercial production occurring. All advance royalties so paid by the Company shall be recoverable by the Company, together with interest at a rate equal to prime rate plus 2%, from 90% of the royalty payable to you on commercial production occurring from the property.

Note 4	Related Party Transactions
Related parties have acquired 33% of the outstanding common stock.

Note 5	Going Concern

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

As of the financial period ended January 31, 2004, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $22,916.

New Pacific anticipates spending approximately $7,500 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2004, and through the first quarter ending January 31, 2005, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees from its first quarter ended January 31, 2004 and the next 12 months.

During its fiscal year ending October 31, 2004 and its first quarter ending January 31, 2005, management of New Pacific plans to satisfy its cash requirements of approximately $17,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

In light of New Pacific's lack of revenues, and operating capital, New Pacific's ability to continue as a going concern is dependent upon future events, such as the successful development and exploration of the mineral property, reliance on one set of mineral claims and New Pacific's ability to engage the services of highly qualified consultants who have expertise in the industry.

Additionally, continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its future obligations and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

4

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

PART II -- OTHER INFORMATION

ITEM 1.	Legal Proceedings.

 We have no legal proceedings in effect.

ITEM 2.	Changes in Securities and Use of Proceeds.

 There have been no changes in securities during this reporting period.

ITEM 3.	Defaults Upon Senior Securities.

 We incurred no defaults upon senior securities during this reporting period.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

 None.

ITEM 5.	Other Information.

 None

5

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

There are no exhibits to this Form 10-QSB.

(b)	Form 8-K

There have been no reports filed on Form 8-K for the period.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

New Pacific Ventures, Inc.

(Registrant)

/s/Gerry Jardine
Gerry Jardine
President

Date: March 15, 2004

6