Form 10QSB
period 2004-04-30
NEW PACIFIC VENTURES INC
filed 2004-06-14
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2004

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

Outstanding at April 30, 2004

9,000,000

$.001 par value common stock

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No [X]

Page

NEW PACIFIC VENTURES , INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

ITEM 1. ITEM 2. ITEM 3.	Financial Statements Management Discussion and Analysis of Financial Condition and Results of Operations Controls and Procedures	3 4 4

PART II--OTHER INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.	Legal Proceedings Changes in Securities Defaults Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	5 5 5 5 5 5

PART I--FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

UNAUDITED

April 30, 2004

INDEX

Page

Balance Sheet	F-1

Statement of Operations for the three and six-months ended April 30, 2004 and 2003 and for the period May 22, 2001 (Date of Inception) to April 30, 2004	F-2

Statement of Change in Stockholders' Equity for the period May 22, 2001 (Date of Inception) to April 30, 2004	F-3

Statements of Cash Flows for the three and six months ended April 30, 2004 and 2003 and for the period May 22, 2001 (Date of Inception) to April 30, 2004	F-4

Notes to Interim Financial Statements	F-5

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

BALANCE SHEET

As at April 30, 2004 and October 31, 2003

	April 30,	October 31,
	2004	2003
ASSETS
Current Assets
Cash	$ 7,455	$ 780

LIABILITIES
Current Liabilities
Accounts payable	$ 15,500	$ 11,125
Due to related party - Note 4	10,000	—
	25,500	11,125

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—	—
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the Pre-exploration stage	(27,045)	(19,345)
Total stockholders' equity (deficiency)	(18,045)	(10,345)
	$ 7,455	$ 780

The accompanying notes are an integral part of these financial statements.

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

for the three and six months ended April 30, 2004 and 2003

and for the period May 22, 2001 (Date of Inception) to April 30, 2004

					May 22, 2001
					(Date of
	Three months ended		Six months ended		Inception) to
	April 30,		April 30,		April 30,
	2004	2003	2004	2003	2004

Interest income	$ —	$ 3	$ —	$ 7	$ 22
Expenses	4,129	1,545	7,700	3,112	27,067
Net loss	$ (4,129)	$ (1,542)	$ (7,700)	$ (3,105)	$ (27,045)
Net loss per common share
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Average outstanding shares
Basic	9,000,000	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

for the period May 22, 2001 (Date of Inception) to April 30, 2004

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par value	Deficit

Balance, May 22, 2001 (Date of Inception)	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001	9,000,000	9,000	—	—

Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Balance, October 31, 2001	9,000,000	9,000	—	—
Net operating loss for the year	—	—	—	(6,300)
Balance, October 31, 2002	9,000,000	9,000	—	(6,300)
Net operating loss for the period	—	—	—	(13,045)
Balance, October 31, 2003	9,000,000	9,000	—	(19,345)
Net operating loss for the period	—	—	—	(7,700)
Balance, April 30, 2004	9,000,000	$ 9,000	$ —	$ (27,045)

The accompanying notes are an integral part of these financial statements.

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three and six months ended April 30, 2004 and 2003

and for the period May 22, 2001 (Date of Inception) to April 30, 2004

					May 22, 2001
					(Date of
	Three months ended		Six months ended		Inception) to
	April 30,		April 30,		April 30,
	2004	2003	2004	2003	2004
Cash flows from operating activities
Net loss	$ (4,129)	$ (1,542)	$ (7,700)	$ (3,105)	$ (27,045)
Adjustment to reconcile net loss to net cash provided by operating activities
Change in accounts payable	1,500	1,500	4,375	3,000	15,500
Net cash used in operations	(2,629)	(42)	(3,325)	(105)	(11,545)

Cash flows from financing activities
Proceeds from issuance of stock	—	—	—	—	9,000
Due from related party	10,000	—	10,000	—	10,000
Net increase (decrease) in cash	7,371	(42)	6,675	(105)	7,455
Cash at beginning of period	84	5,637	780	5,700	—
Cash at end of period	$ 7,455	$ 5,595	$ 7,455	$ 5,595	$ 7,455
Supplemental cash flow information
Cash paid for:
Interest	$ —	$ —	$ —	$ —	$ —
Income taxes	$ —	$ —	$ —	$ —	$ —

The accompanying notes are an integral part of these financial statements.

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2004
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

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On April 30, 2004, the Company had a net operating loss carry forward of $27,045. The resulting tax benefit of $8,114 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2025.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed by using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2004

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

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable and due to related party are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Note 3

Option to Purchase Mineral Claims

Pursuant to an agreement dated September 23, 2002 and amended agreement dated May 28, 2004, the Company acquired an option to purchase mineral claims known as "Riley Claims" located in the Clinton Mining Division, British Columbia.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2004
Note 3

Option to Purchase Mineral Claims - (cont'd)

The terms of the purchase to vest 100% in the claims includes total payments of CDN$30,000 and completing work commitments totalling CDN$29,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price;

CDN$5,000 upon execution of the agreement (paid) CDN$5,000 by June 6, 2004 (paid subsequently) CDN$10,000 by June 6, 2005 CDN$10,000 by June 6, 2006
Work commitments:
CDN$2,500 in work by June 6, 2003 (incurred) CDN$4,000 in work by June 30, 2004 CDN$10,000 in work by June 6, 2005 CDN$12,500 in work by June 6, 2006

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

Amounts due to a related party consist of advances from a shareholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment.

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

As of the financial period ended April 30, 2004, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $27,045.

New Pacific anticipates spending approximately $7,500 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2004, and through the second quarter ending April 30, 2005, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of employees from its second quarter ended April 30, 2004, and the next 12 months.

During the fiscal year ending October 31, 2004, and the second quarter ended April 30, 2005, management of New Pacific plans to satisfy its cash requirements of approximately $17,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs in order to proceed with the necessary exploration on the Property.

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

Date: June 11, 2004