Form 10QSB
period 2004-07-31
NEW PACIFIC VENTURES INC
filed 2004-09-14
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2004

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

Outstanding at July 31, 2004

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

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

UNAUDITED

July 31, 2004

INDEX

Page

Balance Sheet	F-1

Statement of Operations for the three and nine-months ended July 31, 2004 and 2003 and for the period May 22, 2001 (Date of Inception) to July 31, 2004	F-2

Statement of Change in Stockholders' Deficiency for the period May 22, 2001 (Date of Inception) to July 31, 2004	F-3

Statements of Cash Flows for the three and nine months ended July 31, 2004 and 2003 and for the period May 22, 2001 (Date of Inception) to July 31, 2004	F-4

Notes to Interim Financial Statements	F-5

Return to Table of Contents

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

BALANCE SHEET

As at July 31, 2004 and October 31, 2003

	July 31,	October 31,
	2004	2003
ASSETS
Current Assets
Cash	$ 698	$ 780
LIABILITIES
Current Liabilities
Accounts payable	$ 19,109	$ 11,125
Due to related party - Note 4	10,000	—
	29,109	11,125
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—	—
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the pre-exploration stage	(37,411)	(19,345)
Total stockholders' deficiency	(28,411)	(10,345)
	$ 698	$ 780

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

for the three and nine months ended July 31, 2004 and 2003

and for the period May 22, 2001 (Date of Inception) to July 31, 2004

					May 22, 2001
					(Date of
	Three months ended		Nine months ended		Inception) to
	July 31,		July 31,		July 31,
	2004	2003	2004	2003	2004

Interest income	$ —	$ 2	$ —	$ 9	$ 22
Expenses	10,366	6,272	18,066	9,384	37,433
Net loss	$(10,366)	$(6,270)	$(18,066)	$(9,375)	$(37,411)
Net loss per common share
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Average outstanding shares
Basic	9,000,000	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

for the period May 22, 2001 (Date of Inception) to July 31, 2004

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par value	Deficit

Balance, May 22, 2001 (Date of Inception)	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001	9,000,000	9,000	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Balance, October 31, 2001	9,000,000	9,000	—	—
Net operating loss for the year	—	—	—	(6,300)
Balance, October 31, 2002	9,000,000	9,000	—	(6,300)
Net operating loss for the year	—	—	—	(13,045)
Balance, October 31, 2003	9,000,000	9,000	—	(19,345)
Net operating loss for the period	—	—	—	(18,066)
Balance, July 31, 2004	9,000,000	$ 9,000	$ —	$(37,411)

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

for the three and nine months ended July 31, 2004 and 2003

and for the period May 22, 2001 (Date of Inception) to July 31, 2004

					May 22, 2001
					(Date of
	Three months ended		Nine months ended		Inception) to
	July 31,		July 31,		July 31,
	2004	2003	2004	2003	2004
Cash flows from operating activities
Net loss	$(10,366)	$(6,270)	$(18,066)	$(9,375)	$(37,411)
Adjustment to reconcile net loss to net cash provided by operating activity
Change in accounts payable	3,609	1,500	7,984	4,500	19,109
Net cash provided by (used in) operations	(6,757)	(4,770)	(10,082)	(4,875)	(18,302)
Cash flows from financing activities
Proceeds from issuance of stock	—	—	—	—	9,000
Due from related party	—	—	10,000	—	10,000

Cash flows provided by financing activities	( —)	( —)	(10,000)	( —)	(19,000)
Net increase (decrease) in cash	(6,757)	(4,770)	(82)	(4,875)	698
Cash at beginning of period	7,455	5,595	780	5,700	—
Cash at end of period	$ 698	$ 825	$ 698	$ 825	$ 698
Supplemental cash flow information
Cash paid for:
Interest	$ —	$ —	$ —	$ —	$ —
Income taxes	$ —	$ —	$ —	$ —	$ —

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2004
Note 1

Organization

The Company was incorporated under the laws of the State of Colorado on May 22, 2001 with authorized common stock of 100,000,000 shares at $0.001 par value and preferred stock of 25,000,000 at $0.001 par value.

The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors. There have been no preferred shares issued.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date, mineral claims with unknown reserves, have been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage.

Since inception, the Company has completed a private placement offering of 9,000,000 common shares for $9,000.

Note 2

Summary Of Significant Accounting Policies

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On July 31, 2004 the Company had a net operating loss carry forward of $37,411. The resulting tax benefit of $11,223 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2025.

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

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2004
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

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2004
Note 3

Option to Purchase Mineral Claims -(cont'd)

The terms of the purchase to vest 100% in the claims includes total payments of CDN$30,000 and completing work commitments totalling CDN$29,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price:
CDN$5,000 upon execution of the agreement (paid) CDN$5,000 by June 6, 2004 (paid) CDN$10,000 by June 6, 2005 CDN$10,000 by June 6, 2006
Work commitments:
CDN$2,500 in work by June 6, 2003 (incurred) CDN$4,000 in work by June 30, 2004 (incurred) CDN$10,000 in work by June 6, 2005 CDN$12,500 in work by June 6, 2006

Commencing on June 6, 2007 and on the anniversary thereof each year until the property is placed in commercial production, the Company shall pay the sum of CDN$10,000 in cash, or the equivalent value in free-trading common shares of the Company, as an advance against the royalty to be paid on commercial production occurring. All advance royalties so paid by the Company shall be recoverable by the Company, together with interest at a rate equal to prime rate plus 2%, from 90% of the royalty payable to you on commercial production occurring from the property

Note 4

Related Party Transactions

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

Return to Table of Contents	Return to Index to Financial Statements

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

As of the financial period ended July 31, 2004, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $37,411.

New Pacific anticipates spending approximately $7,500 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2005, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees within its fiscal year ending October 31, 2005.

During its fiscal year ending October 31, 2005, management of New Pacific plans to satisfy its cash requirements of approximately $ 17,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

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

Return to Table of Contents	Return to Index to Financial Statements

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

In July of 2004, Aegis Capital Corp, on behalf of New Pacific, filed a Form 15c2-11 with the NASD, to have the Company's common stock traded on the OTCBB. And as of the date of this filing, the Form 15c2-11 filing for New Pacific is still pending with the NASD.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.         Description of Exhibit

31.1                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending July 31, 2004

31.2                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending July 31, 2004

32.1                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending July 31, 2004

32.2                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending July 31, 2004

(b) Form 8-K

There have been no reports filed on Form 8-K for the period.

Return to Table of Contents	Return to Index to Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

New Pacific Ventures, Inc.

(Registrant)

/s/Gerry Jardine

Gerry Jardine

President

Date:  September 10, 2004

Return to Table of Contents	Return to Index to Financial Statements