Form 10KSB
period 2004-10-31
NEW PACIFIC VENTURES INC
filed 2005-02-01
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2004

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

  Yes  [X]       No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB.   [  ]

Issuer's revenues for its most recent fiscal year:   $0.00

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) 10-31-04:  $6,000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes  [  ]       No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of shares of common stock, $.001 par value, outstanding on October 31, 2004 was 9,000,000 shares

(DOCUMENTS INCORPORATED BY REFERENCE)

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes  [  ]       No [X]

New Pacific Ventures, Inc.

Table of Contents

PART I

PART III

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

Currency Exchange Rates USA Dollar/Canadian Dollar:

All amounts shown in this Report on Form 10-KSB are quoted in US Dollars unless otherwise noted. As of January 14, 2005, the rate of exchange of the Canadian Dollar to the US Dollar was $1.2188.

The following table sets forth the high and low rate of exchange for the Canadian Dollar at the end of the two (2) most recent fiscal periods ended October 31, 2003 and 2004, for each of the two months (2) months ending November 30 and December 30, 2004.

For purposes of this table, the rate of exchange means the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian dollars required under that formula to buy one U.S. Dollar.

Canadian Dollar /U.S. Dollar

	High	Low
Fiscal Year Ended 10/31/04 Fiscal Year Ended 10/31/03 December 31, 2004 November 30, 2004	1.3970 1.5903 1.2401 1.2263	1.2194 1.3043 1.1856 1.1775

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

v

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

(b) Business of the Company

The Company was organized for the purpose of engaging in the acquisition, and exploration of mineral properties, primarily in the Province of British Columbia, Canada. The Company has a working capital deficiency of approximately $33,578 as of October 31, 2004. The Company intends to raise additional funds from public financing or private placements during the next twelve (12) month period in order to complete exploration on its properties, make option payments, and to generally meet its future corporate obligations. There can be no assurance that the Company will obtain such additional financing on a timely basis.

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

New Pacific is a pre-exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of the Company's mineral claims it has under option, thus further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. As of the date of this registration statement, New Pacific has not expended any capital towards the exploration of any mineral properties.

Mineral Property Option Agreement (See Mineral Property Option Agreement filed as Exhibit "10.1" in the Company's 10-SB12G/A filing dated November 10, 2003.)

On September 23, 2002, and amended May 28, 2004, New Pacific acquired an option from Andrew Molnar dba Cadre Capital, Inc. ("Molnar"), to purchase mineral claims known as "Riley Claims" comprising of six (6) mineral claims located in the Clinton Mining Division, British Columbia. Molnar is the registered and beneficial owner of the Claims and has agreed to grant to New Pacific, the right, privilege and option to explore the Property together with the right, privilege and option to purchase an undivided 100% interest in the claims, provided that the terms and conditions of the Option Agreement are met. The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

As part of the consideration for the Option, New Pacific was obligated to incur development expenditures on the Property of at least CDN$2,500 on or before June 6, 2003 and CDN$4,000 on or before June 6, 2004. New Pacific completed the obligations by the dates indicated, which was included as part of the requirement of completing work commitments totaling CDN$30,000 on the claims and making cash payments totaling CDN$30,000. New Pacific is to complete the cash payments and work commitments by June 6, 2006.

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

New Pacific retains the right to abandon property interests, when in its sole discretion, it determines that any part of the Property no longer warrants further exploration and development. New Pacific must then provide Molnar with a 30 day notice of its intention to do so. If New Pacific elects not to exercise its Option by acquiring a 100% undivided interest in and to the Property, New Pacific shall be under no further obligation or liability pursuant to this Agreement except that if the termination is within six months of the expiry of the Property, New Pacific shall be obligated to pay to Molnar the sum of CDN$2,500.

As of the date of this Report on Form 10-KSB, New Pacific does not own or have the rights to any other mineral properties, nor does it have options to explore and develop any other mineral properties. The termination or expiration of this Option, would result in a loss of the properties by New Pacific, and would have a negative impact on the operations of New Pacific. Although Molnar is the fee simple title holder of the real property and owns all of the minerals and mineral rights and would not adversely be affected by the termination or expiration of this Option.

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

Pursuant to the Mineral Property Option Agreement, Molnar covenants to keep the claims in good standing during the term of the Agreement. If Molnar does not keep the claims in good standing during the term of the Agreement, then the Company can instigate a lawsuit against Molnar for performance. The Company has the right to track the status of the claims with the British Columbia Government Mining Recorder's office. If the claims are allowed to expire by Molnar, then the Company can quickly carry out the necessary work to register the claims in the Company's name.

Planned Exploration

The geophysical and drilling programs completed to date have generated several areas of interest, which have led to a recommendation to extend the survey and further define the anomalous zone that hosts mineral occurrences. Ms. Linda Caron, M.Sc., P.Eng., a consulting geologist, for New Pacific, briefly worked on the Riley Claim in 1999 and recommended a two phase exploration program for the property, which indicated a total budget of CDN$290,000. A copy of Ms. Caron's recommendation letter dated January 14, 2004, has been filed as an Exhibit in the Company's 10-SB12G/A filing dated February 12, 2004 as Exhibit "10.2". (See "Description of Property--Riley Property").

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
$ 130,000

As of January 15, 2005, the Company had a cash shortfall of CDN$290,000.

New Pacific proposes to raise CDN$290,000 from additional equity financings during its fiscal year ended October 31, 2005. Expenditures are to be made over a three month period. However, because of adverse weather conditions during the winter, field work cannot be carried out during December through February.

The anticipated expenses of CDN$22,000 for the fiscal year ended October 31, 2005, are in addition to the CDN$290,000 required for exploration expenditures.

As of the date of this Form 10-KSB, the Company does not have the estimated required capital to complete Phase I and Phase II and is currently in the process of identifying potential sources of capital. However, the Company has made the minimum required payments to retain the option on the property.

(c) Reports to security holders

The Company will send an annual report, together with audited Financial Statements of the Company to its security holders.

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

The Company has an option to acquire a 100% interest in the Property, as described in detail in Item 1 of this Form 10-KSB under the section "Mineral Property Option Agreement".

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

Figure 1. Murphy Lake Property

The Riley property is located approximately 25 km northeast of Lac La Hache, in Central British Columbia, with excellent year round road access to the property. The property consists of 06 claims, totalling 06 units, or 381 acres, held under option by New Pacific Ventures Inc.

Conditions to retain the property are to expend a total of not less than $2500.00 Canadian dollars in a calendar year with the current expiry date of the claims being June 4, 2005.

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

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2004.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date of this Form 10-KSB, there is no public trading market for the Company's Common Stock.

The Company, through its broker/dealer, Aegis Capital Corp. filed a 15(c)2-11 application with the NASD to have its Common Stock traded on NASD's OTC Bulletin Board. No assurance can be given that such application will be approved, and if approved, that an active trading market for the Common Stock will materialize or be maintained.

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

As of October 31, 2004, the number of holders of record was approximately 32.

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

From May 22, 2001 through November 1, 2001, the Company issued 9,000,000 shares of its $.001 par value Common Stock to thirty-two (32) individuals at an average price of $.001 per share. The sales were made to the Company's officers, directors and to a major extent, to friends and business associates of the Company's officers and directors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. All of the shareholders are accredited investors.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company anticipates incurring expenses of approximately CDN$22,000 for the fiscal year to end October 31, 2005, of which CDN$10,000 (CDN$5,000 towards the purchase price and CDN$5,000 in work commitments) will be applied towards making the minimum payments required by the Option Agreement on the Riley Property. It is anticipated that the remaining CDN$12,000 will be used for corporate expenses.

The Company does not expect any significant changes in the number of its employees during the fiscal year to end October 31, 2005.

(b) Management Discussion and Analysis of Financial Condition.

Fiscal Year ended October 31, 2004 as compared to the fiscal year ended October 31, 2003.

Revenues

As of the fiscal year ended October 31, 2004, the Company did not generate any revenues as compared to generating no revenues for the fiscal year ended October 31, 2003. For the fiscal year to end October 31, 2005, management plans to satisfy the Company's cash requirements and working capital needs through loans from its shareholders, officers and directors and the extension of credit from third party creditors. Additionally, the Company proposes to raise additional capital by way of private placements of debt or equity offering, in order to proceed with the necessary exploration on the Property.

Operating Loss

As at the financial period ended October 31, 2004, New Pacific incurred a net loss of $23,233, as compared to a net loss of $13,054 for the fiscal year ended October 31, 2003, representing an approximate 78% increase in net losses. This increase in net losses was due to an increase of approximately 78% in total operating expenses for the year ended October 31, 2004, as compared to the year ended October 31, 2003. Total operating expenses were $23,233 and $13,054, respectively. The substantial increase in total operating expenses was a result of administrative expenses and property maintenance costs of $23,233.

As at October 31, 2004, New Pacific had accounts payable of $22,965, compared to $11,125 for the fiscal year ended October 31, 2003. This increase of approximately $11,840 or 107% was related to administrative fees accrued, but not paid.

New Pacific has an accumulated deficit from May 22, 2001 (date of inception) to October 31, 2004 of $42,578. Additionally, for the year ended October 31, 2004, New Pacific had a total shareholders' deficiency of $33,578 as compared to a shareholder deficiency of $10,345 for the fiscal year ended October 31, 2003.

Income Taxes

On October 31, 2003, the Company had a net operating loss carry forward of $42,578. The resulting tax benefit of $12,773 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2025.

Liquidity and Financial Resources

New Pacific had negative working capital of $33,578 at October 31, 2004, compared to negative working capital of $10,345 at October 31, 2003. For the fiscal year ended October 31, 2004, cash used in operating activities was $11,393, as compared to using cash of $4,920 for the fiscal year ended October 31, 2003. For the fiscal years ended October 31, 2004, and 2003, there was no cash used in investing activities. For the fiscal year ended October 31, 2004, financing activities provided $15,000 and 2003 financing activities provided no cash. Net cash decreased by $3,607 for the fiscal year ended October 31, 2004 as compared to a decrease of $4,920 for the fiscal year ended October 31, 2003.

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

Income Taxes

On October 31, 2003, the Company had a net operating loss carry forward of $19,345. The resulting tax benefit of $5,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

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

The Company has obtained industry standard title opinions with respect to its mineral property, described in its Option Agreement, which can not be construed as a guarantee of title. The properties may be subject to unregistered agreements, transfers or claims and the title may be adversely clouded by undetected defects. Any such event would have a significant negative affect on the Company and its ability to own the property free and clear of any encumbrances.

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

The properties in which New Pacific has an interest are in the pre-exploratory stage only and are without a known body of ore or reserves and consequently the Company has generated no income and may not be able to generate income in the future.

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

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information sets forth the names of the directors, executive officers, promoters control persons of the Company, their present positions with the Company, and their biographical information.

Name(1)	Age	Office
Gerry Jardine(2) Brent Petterson(2) Roy Brown(2)	52 42 58	President/CEO/Director Secretary-Treasurer/Director Director

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

The Company as of the fiscal year ended October 31, 2004, did not compensate any of its Officers or Directors for their services. However, the Company may, during the course of the current year, decide to compensate its Officers for their services and to compensate its Directors for serving on the Company's Board of Directors.

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

(b)    Reports on Form 8-K. During the fiscal year ended October 31, 2004, and through January 1, 2005, there were no reports filed on Form 8-K:

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The Company's auditor is Madsen & Associates, CPA's, Inc., located at 684 East Vine St. Suite 3, Murray, Utah 84107. The Company paid their auditor $2,015.00 in audit and review fees for the fiscal year ended October 31, 2004, and $2,125 for fiscal 2003.

Audit-Related Fees: The Company paid $1,395.00 in audit-related fees for 2004 and $625 in audit-related fees for fiscal 2003.

Tax Fees: The Company did not pay its auditor any fees related to tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2004 or 2003.

All Other Fees: The Company did not pay its auditor any fees related to any other products or services.

The Company has not established an audit committee, therefore, there have been no pre-approved pollicies and procedures established by such.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 31, 2005.	New Pacific Ventures, Inc.

/s/Gerry Jardine Gerry Jardine, President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/Gerry Jardine Gerry Jardine, President, Chief Executive Officer and Director	January 31, 2005.

/s/Brent Petterson Brent Petterson, Secretary-Treasurer and Director	January 31, 2005.

/s/Roy Brown Roy Brown, Director	January 31, 2005.

NEW PACIFIC VENTURES, INC.
FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

October 31, 2004

MADSEN & ASSOCIATES, CPA'S INC. Certified Public Accountants and Business Consultants	684 East Vine St. Suite 3 Murray, Utah 84107 Telephone 801-268-2632 Fax 801-262-3978

Board of Directors
New Pacific Ventures, Inc.
Vancouver B. C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of New Pacific Ventures, Inc. (pre-exploration stage company) at October 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2004 and 2003 and the period May 22, 2001 (date of inception) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Pacific Ventures Inc. at October 31, 2004 and the results of operations, and cash flows for the years ended October 31, 2004 and 2003 and the period May 22, 2001 (date of inception) to October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah January 13, 2005	/s/Madsen & Associates, CPA's Inc.

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET
October 31, 2004

ASSETS	2004
CURRENT ASSETS
Cash	$ 4,387
Total Current Assets	$ 4,387

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$ 37,965
Total Current Liabilities	$ 37,965
STOCKHOLDERS' DEFICIENCY
Preferred stock
25,000,000 shares authorized at $0.001 par value; none outstanding	—
Common stock
100,000,000 shares authorized, at $0.001 par value; 9,000,000 shares issued and outstanding	9,000
Deficit accumulated during the pre-exploration stage	(42,578)

Total Stockholders' Deficiency	(33,578)

$ 4,387

The accompanying notes are an integral part of these financial statements.

NEW PACIFIC VENTURES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended October 31, 2004 and 2003 and the
Period May 22, 2001 (date of inception) to October 31, 2004

	Oct 31, 2004	Oct 31, 2003	May 22, 2001 to Oct 31, 2004

REVENUES	$ —	$ 9	$ 22

EXPENSES	23,233	13,054	42,600

NET LOSS	$(23,233)	$(13,045)	$(42,578)

NET LOSS PER COMMON SHARE
Basic and diluted	$ —	$ —

AVERAGE OUTSTANDING SHARES
Basic (stated in 1,000's)	9,000	9,000

The accompanying notes are an integral part of these financial statements.

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period May 22, 2001 (Date of Inception)
to October 31, 2004

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par value	Accumulated Deficit
Balance, May 22, 2001	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001 - November 1, 2001	9,000,000	9,000	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Net operating loss for the year ended October 31, 2002	—	—	—	(6,300)
Net operating loss for the year ended October31, 2003	—	—	—	(13,045)
Net operating loss for the year ended October 31, 2004	—	—	—	(23,233)
Balance, October 31, 2004	9,000,000	$ 9,000	$ —	$(42,578)

The accompanying notes are an integral part of these financial statements.

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended October 31, 2004 and 2003 and the
period May 22, 2001 (date of inception) to October 31, 2004

	Oct 31, 2004	Oct 31, 2003	May 22, 2001 to Oct 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,233)	$(13,045)	$(42,578)
Adjustment to reconcile net loss to net cash provided by operating activities
Changes in accounts payable	11,840	8,125	22,965
Net Cash Flows used in Operations	(11,393)	(4,920)	(19,613)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from a related party	15,000	—	15,000
Proceeds from issuance of common stock	—	—	9,000
	15,000	—	24,000

Net Change in Cash	3,607	(4,920)	4,387

Cash at Beginning of Period	780	5,700	—

Cash at End of Period	$ 4,387	$ 780	$ 4,387

The accompanying notes are an integral part of these financial statements.

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2004
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

On October 31, 2004, the Company had a net operating loss available for carry forward of $42,578. The tax benefit of approximately $13,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss carryforward will expire in the year 2025.

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
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

Environmental Requirements

At the report date environmental requirements related to the option to purchase the mineral claims are unknown and therefore an estimate of any future cost cannot be made.

Mining Claim Costs

Costs of acquisition, exploration, carrying, and retaining unproven mineral claims are expensed as incurred.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities .

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

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.	OPTION TO PURCHASE MINERAL CLAIMS

On September 23, 2002, and amended on May 28, 2004, the Company acquired an option to purchase mineral claims known as "Riley Claims" located in the Clinton Mining Division, British Columbia. The claims have an expiration date of June 6, 2005.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The terms of the purchase to vest 100% in the claims includes total payments of CND$30,000 and completing work commitments totaling CDN$29,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price;
CDN$5,000 upon execution of the agreement - paid CDN$5,000 by June 6, 2004 - paid CDN$10,000 by June 6, 2005 CDN$10,000 by June 6, 2006
Work commitments;
CDN$2,500 in work by June 6, 2003 - completed CDN$4,000 in work by June 6, 2004 - completed CDN$10,000 in work by June 6, 2005 CDN$12,500 in work by June 6, 2006

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
October 31, 2004

3.	OPTION TO PURCHASE MINERAL CLAIMS - continued

Commencing on June 6, 2007 and on the anniversary thereof each year until the property is placed in commercial production, the Company shall pay the sum of CDN$10,000 in cash, or the equivalent value in free-trading common shares of the Company, at the option of the Company, as an advance against the royalty to be paid on the commercial production. All advance royalties paid by the Company shall be recovered by the Company together with interest at a rate equal to the prime rate of plus 2%, from 90% of the royalties payable on the commercial production.

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES
Officer-director's, and their controlled entities, have acquired 33% of the outstanding common stock.

5.	GOING CONCERN

The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent on obtaining additional working capital and management has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing, and additional short term loans from officer's of the Company, which will enable the Company to operate for the coming year.