Form 10QSB
period 2005-01-31
NEW PACIFIC VENTURES INC
filed 2005-03-16
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2005

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

Outstanding at January 31, 2005

9,000,000

$.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ]      No [X]

NEW PACIFIC VENTURES , INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

UNAUDITED

January 31, 2005

Return to Table of Contents

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET
January 31, 2005 and October 31, 2004
(Unaudited)

	January 31,	October 31,
	2005	2004
ASSETS
Current Assets
Cash	$ 3,863	$ 4,387
LIABILITIES
Current Liabilities
Accounts payable	$ 26,425	$ 22,965
Due to related party - Note 4	15,000	15,000
	41,425	37,965
STOCKHOLDERS' DEFICIENCY
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—	—
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the pre-exploration stage	(46,352)	(42,578)
Total stockholders' deficiency	(37,562)	(33,578)
	$ 3,863	$ 4,387

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
for the three months ended January 31, 2005 and 2004
and for the period May 22, 2001 (Date of Inception) to January 31, 2005
(Unaudited)

			May 22, 2001
			(Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2005	2004	2005

Interest income	$ 12	$ —	$ 34
Expenses	3,996	3,571	46,596
Net loss	$(3,984)	$(3,571)	$(46,562)
Net loss per common share
Basic	$ 0.00	$ 0.00
Average outstanding shares
Basic	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the period May 22, 2001 (Date of Inception) to January 31, 2005
(Unaudited)

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par value	Deficit

Balance, May 22, 2001 (Date of Inception)	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001	9,000,000	9,000	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Balance, October 31, 2001	9,000,000	9,000	—	—
Net operating loss for the year	—	—	—	(6,300)
Balance, October 31, 2002	9,000,000	9,000	—	(6,300)
Net operating loss for the year	—	—	—	(13,045)
Balance, October 31, 2003	9,000,000	9,000	—	(19,345)
Net operating loss for the year	—	—	—	(23,233)
Balance, October 31, 2004	9,000,000	9,000	—	(42,578)
Net operating loss for the period	—	—	—	(3,984)
Balance, January 31, 2005	9,000,000	$ 9,000	$ —	$(46,562)

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
for the three months ended January 31, 2005 and 2004
and for the period May 22, 2001 (Date of Inception) to January 31, 2005
(Unaudited)

			May 22, 2001
			(Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(3,984)	$(3,571)	$(46,562)
Adjustment to reconcile net loss to net cash provided by operating activity
Changes in accounts payable	3,460	2,875	26,425
Net cash used in operations	(524)	(696)	(20,137)
Cash flows from financing activities
Proceeds from issuance of stock	—	—	9,000
Due to related party	—	—	15,000

Net cash flow provided by financing activities	—	—	(24,000)
Net increase (decrease) in cash	(524)	(696)	3,863
Cash at beginning of period	4,387	780	—
Cash at end of period	$ 3,863	$ 84	$ 3,863
Supplemental cash flow information:
Cash paid for:
Interest	$ —	$ —	$ —
Income taxes	$ —	$ —	$ —

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2005
(Unaudited)

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

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On January 31, 2005, the Company had a net operating loss carry forward of $46,562. The resulting tax benefit of $13,969 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2025.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2005
(Unaudited)

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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and due to related party are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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
January 31, 2005
(Unaudited)

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
CDN$2,500 in work by June 6, 2003 (completed) CDN$4,000 in work by June 6, 2004 (completed) CDN$10,000 in work by June 6, 2005 CDN$12,500 in work by June 6, 2006

Commencing on June 6, 2007 and on the anniversary thereof each year until the property is placed in commercial production, the Company shall pay the sum of CDN$10,000 in cash, or at the Company's option, the equivalent value in free-trading common shares of the Company, as an advance against the royalty to be paid on commercial production occurring. All advance royalties so paid by the Company shall be recoverable by the Company, together with interest at a rate equal to prime rate plus 2%, from 90% of the royalty payable on commercial production occurring from the property.

Note 4

Related Party Transactions

Related parties have acquired 33% of the outstanding common stock.

Amounts due to related party consist of advances from a shareholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment.

Note 5

Going Concern

The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent on obtaining additional working capital. Management has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing, and additional short term loans from officer's of the Company, which will enable the Company to operate for the coming year.

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

As of the financial period ended January 31, 2005, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $46,562.

New Pacific anticipates spending approximately $7,500 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2005, and through the first quarter ending January 31, 2006, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees within its fiscal year ending October 31, 2005.

During its fiscal year ending October 31, 2005 and its first quarter ending January 31, 2006, management of New Pacific plans to satisfy its cash requirements of approximately $17,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

In light of New Pacific's lack of revenues, and operating capital, New Pacific's ability to continue as a going concern is dependent upon future events, such as the successful development and exploration of the mineral property, reliance on one set of mineral claims and New Pacific's ability to engage the services of highly qualified consultants who have expertise in the industry.

Additionally, continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its future obligations. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

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

PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We have no legal proceedings in effect.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

ITEM 6.  Exhibits.

(a) Exhibits

Exhibit No.         Description of Exhibit

31.1                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           January 31, 2005

31.2                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           January 31, 2005

32.1                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           January 31, 2005

32.2                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           January 31, 2005

Return to Table of Contents	Return to Index to Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

New Pacific Ventures, Inc.

(Registrant)

/s/Gerry Jardine

Gerry Jardine

President

Date:  March 15, 2005

Return to Table of Contents	Return to Index to Financial Statements