Form 10QSB
period 2005-04-30
NEW PACIFIC VENTURES INC
filed 2005-06-14
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2005

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

Yes [X]      No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Outstanding at April 30, 2005

9,000,000

$.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ]      No [X]

NEW PACIFIC VENTURES , INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

UNAUDITED

April 30, 2005

INDEX

Page

Balance Sheet	F-1

Statement of Operations for the three and six-months ended April 30, 2005 and 2004 and for the period May 22, 2001 (Date of Inception) to April 30, 2005	F-2

Statement of Changes in Stockholders' Equity for the period May 22, 2001 (Date of Inception) to April 30, 2005	F-3

Statement of Cash Flows for the six months ended April 30, 2005 and 2004 and for the period May 22, 2001 (Date of Inception) to April 30, 2005	F-4

Notes to Interim Financial Statements	F-5

Return to Table of Contents

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET
April 30, 2005 and October 31, 2004
(Unaudited)

	April 30,	October 31,
	2005	2004
ASSETS
Current Assets
Cash	$ 11,893	$ 4,387
LIABILITIES
Current Liabilities
Accounts payable	$ 28,000	$ 22,965
Due to related party - Note 4	25,000	15,000
	53,000	37,965
STOCKHOLDERS' DEFICIENCY
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—	—
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the pre-exploration stage	(50,107)	(42,578)
Total stockholders' deficiency	(41,107)	(33,578)
	$ 11,893	$ 4,387

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
for the three and six months ended April 30, 2005 and 2004
and for the period May 22, 2001 (Date of Inception) to April 30, 2005
(Unaudited)

					May 22, 2001
					(Date of
	Three months ended		Six months ended		Inception) to
	April 30,		April 30,		April 30,
	2005	2004	2005	2004	2005

Interest income	$ 15	$ —	$ 27	$ —	$ 49
Expenses	3,560	4,129	7,556	7,700	50,156
Net loss	$ (3,545)	$ (4,129)	$ (7,529)	$ (7,700)	$ (50,107)
Net loss per common share
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Average outstanding shares
Basic	9,000,000	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the period May 22, 2001 (Date of Inception) to April 30, 2005
(Unaudited)

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par value	Deficit

Balance, May 22, 2001 (Date of Inception)	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001	9,000,000	9,000	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Balance, October 31, 2001	9,000,000	9,000	—	—
Net operating loss for the year	—	—	—	(6,300)
Balance, October 31, 2002	9,000,000	9,000	—	(6,300)
Net operating loss for the year	—	—	—	(13,045)
Balance, October 31, 2003	9,000,000	9,000	—	(19,345)
Net operating loss for the year	—	—	—	(23,233)
Balance, October 31, 2004	9,000,000	9,000	—	(42,578)
Net operating loss for the period	—	—	—	(7,529)
Balance, April 30, 2005	9,000,000	$ 9,000	$ —	$(50,107)

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
for the six months ended April 30, 2005 and 2004
and for the period May 22, 2001 (Date of Inception) to April 30, 2005
(Unaudited)

			May 22, 2001
			(Date of
	Six months ended		Inception) to
	April 30,		April 30,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(7,529)	$(7,700)	$(50,107)
Adjustment to reconcile net loss to net cash provided by operating activities
Changes in accounts payable	5,035	4,375	28,000
Net cash used in operations	(2,494)	(3,325)	(22,107)
Cash flows from financing activities
Proceeds from issuance of stock	—	—	9,000
Due to related party	10,000	10,000	25,000

Net cash flow provided by financing activities	10,000	10,000	34,000
Net increase in cash	7,506	6,675	11,893
Cash at beginning of period	4,387	780	—
Cash at end of period	$ 11,893	$ 7,455	$ 11,893
Supplemental cash flow information:
Cash paid for:
Interest	$ —	$ —	$ —
Income taxes	$ —	$ —	$ —

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2005
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

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On April 30, 2005, the Company had a net operating loss carry forward of $50,107. The resulting tax benefit of $15,032 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2025.

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
April 30, 2005
(Unaudited)

Note 2

Summary of Significant Accounting Policies- (cont'd)

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
April 30, 2005
(Unaudited)

Note 3

Option to Purchase Mineral Claims -(cont'd)

The terms of the purchase to vest 100% in the claims includes total payments of CND$29,000 and completing work commitments totalling CDN$29,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price:
CDN$5,000 upon execution of the agreement (paid) CDN$4,000 by June 6, 2004 (paid) CDN$10,000 by June 6, 2005 CDN$10,000 by June 6, 2006
Work commitments:
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

Note 5

Going Concern

The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent on obtaining additional working capital and anagement has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing, and additional short term loans from officer's of the Company, which will enable the Company to operate for the coming year.

Return to Table of Contents	Return to Index to Financial Statements

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.

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

As of the financial period ended April 30, 2005, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $50,107.

New Pacific anticipates spending approximately $20,000 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2005, and through the first quarter ending January 31, 2006, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees within its fiscal year ending October 31, 2005.

During its fiscal year ending October 31, 2005 and its first quarter ending January 31, 2006, management of New Pacific plans to satisfy its cash requirements of approximately $30,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

In July of 2004, Aegis Capital Corp, on behalf of New Pacific, filed a Form 15c2-11 with the NASD, to have the Company's common stock traded on the OTCBB. As of the date of this filing, the Form 15c2-11 filing for New Pacific has been approved and the Company may begin to trade on the OTCBB with the symbol of NPFV.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.         Description of Exhibit

31.1                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           April 30, 2005

31.2                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           April 30, 2005

32.1                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           April 30, 2005

32.2                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           April 30, 2005

(b) Reports on Form 8-K

There have been no reports filed on Form 8-K for the period.

Return to Table of Contents	Return to Index to Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

New Pacific Ventures, Inc.
(Registrant)

/s/Gerry Jardine
Gerry Jardine
President

Date:  June 13, 2005

Return to Table of Contents	Return to Index to Financial Statements