Form 10QSB
period 2005-07-31
NEW PACIFIC VENTURES INC
filed 2005-09-13
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-50190
New Pacific Ventures, Inc. (Name of small business issuer in its charter)
Colorado (State or other jurisdiction of incorporation or organization)	47-0877018 (I.R.S. Employer Identification No.)

Suite 213-630 Roche Point Drive North Vancouver, British Columbia, Canada (Address of principal executive offices)	V7H 3A1 (Zip Code)

Issuer's telephone number: (604) 762-5652

Suite 603-1500 Ostler Court
North Vancouver, British Columbia, Canada V7G 2S2
Former Address

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

Outstanding at July 31, 2005

9,000,000

$.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ]      No [X]

NEW PACIFIC VENTURES , INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

UNAUDITED

July 31, 2005

INDEX

Page

Balance Sheet as at July 31, 2005 and October 31, 2004	F-1

Statement of Operations for the three and nine-months ended July 31, 2005 and 2004 and for the period May 22, 2001 (Date of Inception) to July 31, 2005	F-2

Statement of Changes in Stockholders' Deficiency for the period May 22, 2001 (Date of Inception) to July 31, 2005	F-3

Statement of Cash Flows for the three and nine months ended July 31, 2005 and 2004 and for the period May 22, 2001 (Date of Inception) to July 31, 2005	F-4

Notes to Interim Financial Statements	F-5

Return to Table of Contents

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET
As at July 31, 2005 and October 31, 2004
(Unaudited)

	July 31,	October 31,
	2005	2004
ASSETS
Current Assets
Cash	$ 3,309	$ 4,387
LIABILITIES
Current Liabilities
Accounts payable	$ 31,500	$ 22,965
Due to related party - Note 4	25,000	15,000
	56,500	37,965
STOCKHOLDERS' DEFICIENCY
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—	—
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the pre-exploration stage	(62,191)	(42,578)
Total stockholders' deficiency	(53,191)	(33,578)
	$ 3,309	$ 4,387

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
for the three and nine months ended July 31, 2005 and 2004
and for the period May 22, 2001 (Date of Inception) to July 31, 2005
(Unaudited)

					May 22, 2001
					(Date of
	Three months ended		Nine months ended		Inception) to
	July 31,		July 31,		July 31,
	2005	2004	2005	2004	2005

Interest income	$ 28	$ —	$ 56	$ —	$ 78
Expenses	12,112	10,366	19,669	18,066	(62,269)
Net loss	$ (12,084)	$ (10,366)	$ (19,613)	$ (18,066)	$ (62,191)
Net loss per common share
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Average outstanding shares
Basic	9,000,000	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
for the period May 22, 2001 (Date of Inception) to July 31, 2005
(Unaudited)

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par value	Deficit

Balance, May 22, 2001 (Date of Inception)	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001	9,000,000	9,000	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Balance, October 31, 2001	9,000,000	9,000	—	—
Net operating loss for the year	—	—	—	(6,300)
Balance, October 31, 2002	9,000,000	9,000	—	(6,300)
Net operating loss for the year	—	—	—	(13,045)
Balance, October 31, 2003	9,000,000	9,000	—	(19,345)
Net operating loss for the year	—	—	—	(23,233)
Balance, October 31, 2004	9,000,000	9,000	—	(42,578)
Net operating loss for the period	—	—	—	(19,613)
Balance, April 30, 2005	9,000,000	$ 9,000	$ —	$ (62,191)

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
for the three and nine months ended July 31, 2005 and 2004
and for the period May 22, 2001 (Date of Inception) to July 31, 2005
(Unaudited)

					May 22, 2001
					(Date of
	Three months ended		Nine months ended		Inception) to
	July 31,		July 31,		July 31,
	2005	2004	2005	2004	2005
Cash flows from operating activities
Net loss	$ (12,084)	$ (10,366)	$ (19,613)	$ (18,066)	$ (62,191)
Adjustment to reconcile net loss to net cash provided by operating activity
Change in accounts payable	3,500	3,609	8,535	7,984	31,500
Net cash used in operations	(8,584)	(6,757)	(11,078)	(10,082)	(30,691)
Cash flows from financing activities
Proceeds from issuance of stock	—	—	—	—	9,000
Due from related party	—	—	10,000	10,000	25,000

Net cash flows provided by financing activities	—	—	10,000	10,000	34,000
Net increase (decrease) in cash	(8,584)	(6,757)	(1,078)	(82)	3,309
Cash at beginning of period	11,893	7,455	4,387	780	—
Cash at end of period	$ 3,309	$ 698	$ 3,309	$ 698	$ 3,309
Supplemental cash flow information:
Cash paid for:
Interest	$ —	$ —	$ —	$ —	$ —
Income taxes	$ —	$ —	$ —	$ —	$ —

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2005
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

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On July 31, 2005, the Company had a net operating loss carry forward of $62,191. The resulting tax benefit of $18,657 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2025.

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
July 31, 2005
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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable and due to related party are considered by management to be their estimated fair values due to their short-term maturity. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Note 3

Option to Purchase Mineral Claims

Pursuant to an agreement dated September 23, 2002 and amended agreement dated May 28, 2004 and May 20, 2005, the Company acquired an option to purchase mineral claims known as "Riley Claims" located in the Clinton Mining Division, British Columbia.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2005
(Unaudited)

Note 3

Option to Purchase Mineral Claims -(cont'd)

The terms of the purchase to vest 100% in the claims includes total payments of CND$30,000 and completing work commitments totalling CDN$29,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price:
CDN$5,000 upon execution of the agreement (paid) CDN$5,000 by June 6, 2004 (paid) CDN$10,000 by June 6, 2006 CDN$10,000 by June 6, 2007
Work commitments:
CDN$2,500 in work by June 6, 2003 (incurred) CDN$4,000 in work by June 30, 2004 (incurred) CDN$10,000 in work by June 6, 2005 (incurred) CDN$12,500 in work by June 6, 2006

Commencing on June 6, 2007 and on the anniversary thereof each year until the property is placed in commercial production, the Company shall pay the sum of CDN$10,000 in cash, or the equivalent value in free-trading common shares of the Company, as an advance against the royalty to be paid on commercial production occurring. All advance royalties so paid by the Company shall be recoverable by the Company, together with interest at a rate equal to prime rate plus 2%, from 90% of the royalty payable to the optionor on commercial production occurring from the property.

Note 4

Related Party Transactions

Related parties have acquired 33% of the outstanding common stock.

Amounts due to related party consist of advances from a shareholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment.

Note 5

Going Concern

The continuation of the Company as a going concern is dependent on obtaining additional working capital to service its future obigations and the management has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

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

As of the financial period ended July 31, 2005, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $62,191.

New Pacific anticipates spending approximately $20,000 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2005, and through the third quarter ending July 31, 2006, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of employees from its third quarter ended July 31, 2005, and the next 12 months.

During the fiscal year ending October 31, 2005, and the third quarter ending July 31, 2006, management of New Pacific plans to satisfy its cash requirements of approximately $30,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs in order to proceed with the necessary exploration on the Property.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

In a letter dated, June 20, 2005, (Exhibit "99"), New Pacific was advised that the Riley 1-6 claims host a deposit which is located within an area which is surrounded by other companies and because of its location, the Company will have to option properties from several other tenure holders which would render the project economically unviable for New Pacific. It was further recommended that New Pacific not continue the option agreement and return the property in good standing to the vendor, Cadre Capital Incorporated.

After taking this recommendation into consideration, the Company is currently investigating its alternatives and may abandon any further pre-exploration work on the Riley claims or attempt to sell its interests in the claims. The Company is seeking other business opportunities to generate revenues for the Company.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.         Description of Exhibit

31.1                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           July 31, 2005

31.2                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           July 31, 2005

32.1                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           July 31, 2005

32.2                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           July 31, 2005

99                      Andrew Molnar letter dated June 20, 2005

(b) Reports on Form 8-K

There have been no reports filed on Form 8-K for the period.

Return to Table of Contents	Return to Index to Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

New Pacific Ventures, Inc.
(Registrant)

/s/Gerry Jardine
Gerry Jardine
President

Date:  September 12, 2005

Return to Table of Contents	Return to Index to Financial Statements