Form 10KSB
period 2005-10-31
NEW PACIFIC VENTURES INC
filed 2006-01-31
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes [X]        No [  ]

Issuer's revenues for its most recent fiscal year:   $0.00

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) 10-31-05:  $600,000

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes  [  ]       No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of shares of common stock, $.001 par value, outstanding on October 31, 2005 was 9,000,000 shares

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

Currency Exchange Rates USA Dollar/Canadian Dollar:

All amounts shown in this Report on Form 10-KSB are quoted in US Dollars unless otherwise noted. As of January 13, 2006, the rate of exchange of the Canadian Dollar to the US Dollar was $1.1612.

The following table sets forth the high and low rate of exchange for the Canadian Dollar at the end of the two (2) most recent fiscal periods ended October 31, 2004 and 2005, for each of the two months (2) months ending November 30 and December 30, 2005.

For purposes of this table, the rate of exchange means the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian dollars required under that formula to buy one U.S. Dollar.

Canadian Dollar /U.S. Dollar

	High	Low
Fiscal Year Ended 10/31/04 Fiscal Year Ended 10/31/05 December 31, 2005 November 30, 2005	1.3970 1.2703 1.1736 1.1960	1.2194 1.1607 1.1507 1.1656

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

(b) Business of the Company

The Company was organized for the purpose of engaging in the acquisition, and exploration of mineral properties, primarily in the Province of British Columbia, Canada. The Company has a working capital deficiency of approximately $57,200 as of October 31, 2005. The Company proposes to raise additional funds from public financing or private placements during the next twelve (12) month period in order to complete exploration on its properties, make option payments, and to generally meet its future corporate obligations. There can be no assurance that the Company will obtain such additional financing on a timely basis.

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

On September 23, 2002, amended May 28, 2004, and May 20, 2005, New Pacific acquired an option from Andrew Molnar dba Cadre Capital, Inc. ("Molnar"), to purchase mineral claims known as "Riley Claims" comprising of six (6) mineral claims located in the Clinton Mining Division, British Columbia. Molnar is the registered and beneficial owner of the Claims and has agreed to grant to New Pacific, the right, privilege and option to explore the Property together with the right, privilege and option to purchase an undivided 100% interest in the claims, provided that the terms and conditions of the Option Agreement are met. The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

As part of the consideration for the Option, New Pacific was obligated to incur development expenditures on the Property of at least CDN$2,500 on or before June 6, 2003, CDN$4,000 on or before June 6, 2004 and CDN$10,000 on or before June 30, 2005. New Pacific completed the obligations by the dates indicated, which was included as part of the requirement of completing work commitments totaling CDN$29,000 on the claims and making cash payments totaling CDN$29,000. New Pacific is obligated to complete the cash payments and work commitments by June 6, 2007.

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

Pursuant to the Mineral Property Option Agreement, Molnar covenants to keep the claims in good standing during the term of the Agreement. If Molnar does not keep the claims in good standing during the term of the Agreement, then the Company can consider a lawsuit against Molnar for performance. The Company has the right to track the status of the claims with the British Columbia Government Mining Recorder's office. If the claims are allowed to expire by Molnar, then the Company can quickly carry out the necessary work to register the claims in the Company's name.

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
$ 130,000

As of January 15, 2006, the Company had a cash shortfall of CDN$290,000.

New Pacific proposes to raise CDN$290,000 from additional equity financings during its fiscal year ended October 31, 2006. Expenditures are to be made over a three month period. However, because of adverse weather conditions during the winter, field work cannot be carried out during December through February.

The anticipated expenses of CDN$34,500 for the fiscal year ending October 31, 2006, are in addition to the CDN$290,000 required for exploration expenditures.

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

In order to continue to retain the property, the Company will have to expend a total of not less than $2500.00 Canadian dollars in a calendar year with the current expiry date of the claims being June 4, 2006.

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

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2005.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's initial registration statement was declared effective by the Securities and Exchange Commission in March of 2004.

In July of 2004, Aegis Capital Corp, on behalf of New Pacific, filed a Form 15c2-11 with the NASD, to have the Company's common stock traded on the OTCBB. As of the date of this filing, the Form 15c2-11 filing for New Pacific has been approved and the Company's Common Stock, par value $.001, currently trades on the OTC Bulletin Board (OTCBB) with the symbol of NPFV. As of the Company's fiscal year ended October 31, 2005, there were no shares traded through the National Association of Securities Dealers.

The market price information for the Company's common equity pursuant to Item 201(a)(i)(iii) for each fiscal quarter from July 31, 2005, through December 31, 2005, was as follows:

Range High: $.10      Low: $.10

The above high and low quotations represent prices between dealers and does not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

As of October 31, 2005, the number of holders of record was approximately 32.

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

The Company anticipates incurring expenses of approximately CDN$34,500 for the fiscal year to end October 31, 2006, of which CDN$22,500 (CDN$10,000 towards the purchase price and CDN$12,500 in work commitments) will be applied towards making the minimum payments required by the Option Agreement on the Riley Property. It is anticipated that the remaining CDN$12,000 will be used for corporate expenses.

The Company does not expect any significant changes in the number of its employees during the fiscal year to end October 31, 2006.

(b) Management Discussion and Analysis of Financial Condition.

Fiscal Year ended October 31, 2005 as compared to the fiscal year ended October 31, 2004.

Revenues

As of the fiscal year ended October 31, 2005, the Company did not generate any revenues as compared to generating no revenues for the fiscal year ended October 31, 2004. For the fiscal year to end October 31, 2006, management plans to satisfy the Company's cash requirements and working capital needs through loans from its shareholders, officers and directors and the extension of credit from third party creditors. Additionally, the Company proposes to raise additional capital by way of private placements of debt or equity offering, in order to proceed with the necessary exploration on the Property.

Operating Loss

As at the financial period ended October 31, 2005, New Pacific incurred a net loss of $23,622, as compared to a net loss of $23,233 for the fiscal year ended October 31, 2004, representing an approximate 2% increase in net losses. This increase in net losses was due to an increase of approximately 2% in total operating expenses for the year ended October 31, 2005, as compared to the year ended October 31, 2004. Total operating expenses were $23,622 and $23,233, respectively. The increase in total operating expenses was a result of administrative expenses and property maintenance costs.

As at October 31, 2005, New Pacific had accounts payable of $34,500, compared to $22,965 for the fiscal year ended October 31, 2004. This increase of approximately $11,535 or 50% was related to administrative fees accrued, but not paid.

New Pacific has an accumulated deficit from May 22, 2001 (date of inception) to October 31, 2005 of $66,200. Additionally, for the year ended October 31, 2005, New Pacific had a total shareholders' deficiency of $57,200 as compared to a shareholder deficiency of $33,578 for the fiscal year ended October 31, 2004.

Income Taxes

On October 31, 2005, the Company had a net operating loss carry forward of $66,200. The resulting tax benefit of $20,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2026

Liquidity and Financial Resources

New Pacific had negative working capital of $57,200 at October 31, 2005, compared to negative working capital of $33,578 at October 31, 2004. For the fiscal year ended October 31, 2005, cash used in operating activities was $12,087, as compared to using cash of $11,393 for the fiscal year ended October 31, 2004. For the fiscal years ended October 31, 2005, and 2004, there was no cash used in investing activities. For the fiscal year ended October 31, 2005, financing activities provided $10,000 and 2004 financing activities provided $15,000. Net cash decreased by $2,087 for the fiscal year ended October 31, 2005 as compared to a decrease of $3,607 for the fiscal year ended October 31, 2004.

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

Income Taxes

On October 31, 2004, the Company had a net operating loss carry forward of $42,578. The resulting tax benefit of $13,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2025.

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

In a letter dated, June 20, 2005, (previously filed with the Company's Form 10-QSB for the period ended 7-31-05 as Exhibit "99"), New Pacific was advised that the Riley 1-6 claims host a deposit which is located within an area which is surrounded by other companies and because of its location, the Company will have to option properties from several other tenure holders which would render the project economically unviable for New Pacific. It was further recommended that New Pacific not continue the option agreement and return the property in good standing to the vendor, Cadre Capital Incorporated.

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

Name(1)	Age	Office
Gerry Jardine(2) Brent Petterson(2) Roy Brown(2)	53 43 59	President/CEO/Director Secretary-Treasurer/Director Director

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

Executive Officers and Directors

Gerry Jardine. Mr. Jardine has been President/CEO and a director of New Pacific since its inception. Mr. Jardine from 1999 to the present has been the Secretary/Treasurer, Director of Prefco Enterprises Inc., a public Canadian construction/development company. From 1989 to 2004, Mr. Jardine has been President/CEO and a director of Truax Venture Corporation, a Canadian public exploration company. Additionally, from 1996 to the present, Mr. Jardine has been the President of Amcan Fiscla Consultants Inc., a private consulting company. From 1986 to 1997, Mr. Jardine was the President/CEO, director of PowerTech Industries Inc., a Canadian public company involved in the manufacture and sales of HVAC equipment.

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

The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director. The Directors did not hold any meetings or take action on any matters regarding the Company during the fiscal year ended October 31, 2005.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of our Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in our Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: All of our officers or directors, and all persons owning more than ten percent of its shares have filed the required subject reports.
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
3(i) 3(ii) 4.0 10.1 10.2 31.1 31.2 32.1 32.2 99

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

Andrew Molnar letter dated June 20,2005

* * * * * *

* Incorporated by reference to a previously filed exhibit or report.

(b)    Reports on Form 8-K. During the fiscal year ended October 31, 2004, and through January 1, 2005, there were no reports filed on Form 8-K:

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The Company's auditor is Madsen & Associates, CPA's, Inc., located at 684 East Vine St. Suite 3, Murray, Utah 84107. The Company paid their auditor $3,500 in audit and review fees for the fiscal year ended October 31, 2005, and $2,015 for fiscal 2004.

Audit-Related Fees: The Company paid nil in audit-related fees for 2005 and $1,395 in audit-related fees for fiscal 2004.

Tax Fees: The Company did not pay its auditor any fees related to tax compliance, tax advice, and tax planning for the fiscal years ended October 31, 2005 or 2004.

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

Dated: January 31, 2006.	New Pacific Ventures, Inc.

/s/Gerry Jardine Gerry Jardine, President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/Gerry Jardine Gerry Jardine, President, Chief Executive Officer and Director	January 31, 2006.

/s/Brent Petterson Brent Petterson, Secretary-Treasurer and Director	January 31, 2006.

/s/Roy Brown Roy Brown, Director	January 31, 2006.

NEW PACIFIC VENTURES, INC.
FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

October 31, 2006

MADSEN & ASSOCIATES, CPA'S INC. Certified Public Accountants and Business Consultants	684 East Vine St. Suite 3 Murray, Utah 84107 Telephone 801-268-2632 Fax 801-262-3978

Board of Directors
New Pacific Ventures, Inc.
Vancouver B. C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of New Pacific Ventures, Inc. (pre-exploration stage company) at October 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2005 and 2004 and the period May 22, 2001 (date of inception) to October 31, 2005, These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Pacific Ventures Inc. at October 31, 2005 and the results of operations, and cash flows for the years ended October 31, 2005 and 2004 and the period May 22, 2001 (date of inception) to October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah January 20, 2006	/s/Madsen & Associates, CPA's Inc.

NEW PACIFIC VENTURES, INC.
(A Pre-Exploration Stage Company)
BALANCE SHEETS
October 31, 2005

2005
ASSETS
CURRENT ASSETS
Cash	$ 2,300
Total Current Assets	$ 2,300
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$ 59,500
Total Current Liabilities	59,500

STOCKHOLDERS' DEFICIENCY
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000
Deficit accumulated during pre-exploration stage	(66,200)
Total Stockholders' Deficiency	(57,200)
$ 2,300

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended October 31, 2005 and 2004 and the
Period May 22, 2001 (date of inception) to October 31, 2005

	Oct 31, 2005	Oct 31, 2004	May 22, 2001 to Oct 31, 2005

REVENUES	$ 74	$ —	$ 96
EXPENSES	23,696	23,233	66,296
NET LOSS	$ (23,622)	$ (23,233)	$ (66,200)
NET LOSS PER COMMON SHARE Basic	$ —	$ —
AVERAGE OUTSTANDING SHARES Basic (stated in 1000's)	9,000	9,000

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - DEFICIT
For the Period May 22, 2001 (date of inception)
to October 31, 2005

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par value	Accumulated Deficit

Balance, May 22, 2001	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001 - November 1, 2001	9,000,000	9,000	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Net operating loss for the year ended October 31, 2002	—	—	—	(6,300)
Net operating loss for the year ended October 31, 2003	—	—	—	(13,045)
Net operating loss for the year ended October 31, 2004	—	—	—	(23,233)
Net operating loss for the year ended October 31, 2005	—	—	—	(23,622)
Balance, October 31, 2005	9,000,000	$ 9,000	$ —	$ (66,200)

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2005 and 2004 and the
Period May 22, 2001 (date of inception) to October 31 2005

	Oct 31, 2005	Oct 31, 2004	May 22, 2001 to Oct 31,2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (22,622)	$ (23,233)	$ (66,200)
Adjustment to reconcile net loss to net cash provided by operating activities
Changes in accounts payables	11,535	11,840	34,500
Net cash Flows used in operations	(12,087)	(11,393)	(31,700)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES Loans from a related party	10,000	15,000	25,000
Proceeds from issuance of stock	—	—	9,000

	10,000	15,000	34,000
Net change in cash	(2,087)	3,607	2,300
Cash at Beginning of Period	4,387	780	—
Cash at End of Period	$ 2,300	$ 4,387	$ 2,300

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2005

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

On October 31, 2005, the Company had a net operating loss available for carry forward of $66,200. The tax benefit of approximately $20,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The loss caryforward will expire in the year 2026.

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements (Continued)
October 31, 2005

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

Environmental Requirements

At the report date, environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable and due to related party are considered by management to be their estimated fair values due to their short-term maturities.

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

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements (Continued)
October 31, 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.	OPTION TO PURCHASE MINERAL CLAIMS

On September 23, 2002, and amended on May 28, 2004, the Company acquired an option to purchase mineral claims known as "Riley Claims" located in the Clinton Mining Division, British Columbia. The claims have an expiration date of June 6, 2006.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The terms of the purchase to vest 100% in the claims includes total payments of CND$29,000 and completing work commitments totaling CDN$29,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price;
CDN$5,000 upon execution of the agreement - paid CDN$4,000 by June 6, 2004 - paid CDN$10,000 by June 6, 2006 CDN$10,000 by June 6, 2007
Work commitments;
CDN$2,500 in work by June 6, 2003 - completed CDN$4,000 in work by June 6, 2004 - completed CDN$10,000 in work by June 6, 2005 - completed CDN$12,500 in work by June 6, 2006

NEW PACIFIC VENTURES, INC.
(Pre-Exploration Stage Company)
NOtes to the Financial Statements (Continued)
October 31, 2005

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

4.	RELATED PARTY TRANSACTIONS
Officer-director's, and their controlled entities, have acquired 33% of the outstanding common stock.
5.	GOING CONCERN

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