Form 10QSB
period 2006-01-31
NEW PACIFIC VENTURES INC
filed 2006-03-14
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2006

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

Outstanding at January 31, 2006

9,000,000

$.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ]      No [X]

NEW PACIFIC VENTURES , INC.

FORM 10-QSB

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

UNAUDITED

January 31, 2006

Return to Table of Contents

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET
January 31, 2006 and October 31, 2005
(Unaudited)

	January 31, 2006	October 31, 2005
ASSETS
Current Assets
Cash	$ 2,273	$ 2,300
LIABILITIES
Current Liabilities
Accounts payable	$ 63,000	$ 59,500
STOCKHOLDERS' DEFICIENCY
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—	—
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the pre-exploration stage	(69,727)	(66,200)
Total stockholders' deficiency	(60,727)	(57,200)
	$ 2,273	$ 2,300

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to F/S

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
for the three months ended January 31, 2006 and 2005
and for the period May 22, 2001 (Date of Inception) to January 31, 2006
(Unaudited)

	Three months ended January 31,		May 22, 2001 (Date of Inception) to January 31,
	2006	2005	2006

Interest income	$ 18	$ 12	$ 114
Expenses	3,545	3,996	69,841
Net loss	$(3,527)	$(3,984)	$(69,727)
Net loss per common share
Basic and diluted	$ 0.00	$ 0.00
Average outstanding shares
Basic	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to F/S

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
for the period May 22, 2001 (Date of Inception) to January 31, 2006
(Unaudited)

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par value	Deficit

Balance, May 22, 2001 (Date of Inception)	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001	9,000,000	9,000	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Balance, October 31, 2001	9,000,000	9,000	—	—
Net operating loss for the year	—	—	—	(6,300)
Balance, October 31, 2002	9,000,000	9,000	—	(6,300)
Net operating loss for the year	—	—	—	(13,045)
Balance, October 31, 2003	9,000,000	9,000	—	(19,345)
Net operating loss for the year	—	—	—	(23,233)
Balance, October 31, 2004	9,000,000	9,000	—	(42,578)
Net operating loss for the year	—	—	—	(23,622)
Balance, October 31, 2005	9,000,000	9,000	—	(66,200)
Net operating loss for the period	—	—	—	(3,527)
Balance, January 31, 2006	9,000,000	$ 9,000	$ —	$(69,727)

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to F/S

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
for the three months ended January 31, 2006 and 2005
and for the period May 22, 2001 (Date of Inception) to January 31, 2006
(Unaudited)

	Three months ended January 31,		May 22, 2001 (Date of Inception) to January 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(3,527)	$(3,984)	$(69,727)
Adjustment to reconcile net loss to net cash provided by operating activity
Changes in accounts payable	3,500	3,460	63,000
Net cash used in operations	(27)	(524)	(6,727)
Cash flows from financing activities
Proceeds from issuance of stock	—	—	9,000

Net increase (decrease) in cash	(27)	(254)	2,273
Cash at beginning of period	2,300	4,387	—
Cash at end of period	$ 2,273	$ 3,863	$ 2,273

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to F/S

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2006
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

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On January 31, 2006, the Company had a net operating loss carry forward of $69,727. The resulting tax benefit of $20,919 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2027.

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

Return to Table of Contents	Return to Index to F/S

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2006
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

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values due to their short term maturities.

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

Note 3

Option to Purchase Mineral Claims

Pursuant to an agreement dated September 23, 2002 and amended agreements dated May 28, 2004 and May 19, 2005, the Company acquired an option to purchase mineral claims known as "Riley Claims" located in the Clinton Mining Division, British Columbia.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

Return to Table of Contents	Return to Index to F/S

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2006
(Unaudited)

Note 3

Option to Purchase Mineral Claims -(cont'd)

The terms of the purchase to vest 100% in the claims includes total payments of CDN$29,000 and completing work commitments totalling CDN$29,000 on the claims on the dates in the following outline. The property is subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price:
CDN$5,000 upon execution of the agreement (paid) CDN$4,000 by June 6, 2004 (paid) CDN$10,000 by June 6, 2006 CDN$10,000 by June 6, 2007
Work commitments:
CDN$2,500 in work by June 6, 2003 (completed) CDN$4,000 in work by June 6, 2004 (completed) CDN$10,000 in work by June 6, 2005 (completed) CDN$12,500 in work by June 6, 2006

Commencing on June 6, 2007 and on the anniversary thereof each year until the property is placed in commercial production, the Company shall pay the sum of CDN$10,000 in cash, or at the Company's option, the equivalent value in free-trading common shares of the Company, as an advance against the royalty to be paid on commercial production occurring. All advance royalties so paid by the Company shall be recoverable by the Company, together with interest at a rate equal to prime rate plus 2%, from 90% of the royalty payable on commercial production occurring from the property.

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

Return to Table of Contents	Return to Index to F/S

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

As of the financial period ended January 31, 2006, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $69,727.

New Pacific anticipates spending approximately $20,000 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2006, and through the first quarter ending January 31, 2007, New Pacific anticipates its corporate expenses to be approximately $10,000.

The Company does not expect any significant changes in the number of its employees from its first quarter ended January 31, 2006 and the next 12 months.

During its fiscal year ending October 31, 2006 and its first quarter ending January 31, 2007, management of New Pacific plans to satisfy its cash requirements of approximately $30,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs and in order to proceed with the necessary exploration on the Property.

In light of New Pacific's lack of revenues, and operating capital, New Pacific's ability to continue as a going concern is dependent upon future events, such as the successful development and exploration of the mineral property, reliance on one set of mineral claims and New Pacific's ability to engage the services of highly qualified consultants who have expertise in the industry.

Additionally, continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its future obligations and management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

Return to Table of Contents	Return to Index to F/S

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

None

ITEM 5.  Other Information.

None

Return to Table of Contents	Return to Index to F/S

ITEM 6.  Exhibits.

(a) Exhibits

Exhibit No.         Description of Exhibit

31.1                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           January 31, 2006

31.2                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           January 31, 2006

32.1                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           January 31, 2006

32.2                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           January 31, 2006

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

New Pacific Ventures, Inc.
(Registrant)

/s/Gerry Jardine
Gerry Jardine
President

Date:  March 13, 2006

Return to Table of Contents	Return to Index to F/S