Form 10QSB
period 2006-04-30
NEW PACIFIC VENTURES INC
filed 2006-06-14
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2006

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

Outstanding at April 30, 2006

9,000,000
$.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ]      No [X]

NEW PACIFIC VENTURES , INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

UNAUDITED

April 30, 2005

INDEX

Page

Interim Balance Sheets	F-1

Interim Statements of Operations for the three and six-months ended April 30, 2006 and 2005 and for the period May 22, 2001 (Date of Inception) to April 30, 2006	F-2

Interim Statement of Changes in Stockholders' Equity (Deficiency) for the period May 22, 2001 (Date of Inception) to April 30, 2006	F-3

Statement of Interim Cash Flows for the six months ended April 30, 2006 and 2005 and for the period May 22, 2001 (Date of Inception) to April 30, 2006	F-4

Notes to Interim Financial Statements	F-5

Return to Table of Contents

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
April 30, 2006 and October 31, 2005
(Unaudited)

	April 30, 2006	October 31, 2005
ASSETS
Current Assets
Cash	$ 292	$ 2,300
LIABILITIES
Current Liabilities
Accounts payable	$ 64,075	$ 59,500
STOCKHOLDERS' DEFICIENCY
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—	—
Common stock
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the pre-exploration stage	(72,783)	(66,200)
Total stockholders' deficiency	(63,783)	(57,200)
	$ 292	$ 2,300

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended April 30, 20056and 2005
and for the period May 22, 2001 (Date of Inception) to April 30, 2006
(Unaudited)

	Three months ended April 30		Six months ended April 30		May 22, 2001 (Date of Inception) to April 30
	2006	2005	2006	2005	2006

Interest income	$ 5	$ 15	$ 23	$ 27	$ 119
Expenses	3,061	3,560	6,606	7,556	72,902
Net loss	$ (3,056)	$ (3,545)	$ (6,583)	$ (7,529)	$ (72,783)
Net loss per common share
Basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Average outstanding shares
Basic	9,000,000	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period May 22, 2001 (Date of Inception) to April 30, 2006
(Unaudited)

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par value	Deficit

Balance, May 22, 2001 (Date of Inception)	—	$ —	$ —	$ —
Issuance of common stock for cash at $0.001	9,000,000	9,000	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—
Balance, October 31, 2001	9,000,000	9,000	—	—
Net operating loss for the year	—	—	—	(6,300)
Balance, October 31, 2002	9,000,000	9,000	—	(6,300)
Net operating loss for the year	—	—	—	(13,045)
Balance, October 31, 2003	9,000,000	9,000	—	(19,345)
Net operating loss for the year	—	—	—	(23,233)
Balance, October 31, 2004	9,000,000	9,000	—	(42,578)
Net operating loss for the year	—	—	—	(23,622)
Balance, October 31, 2005	9,000,000	9,000	—	(66,200)
Net operating loss for the period	—	—	—	(6,583)
Balance, April 30, 2006	9,000,000	$ 9,000	$ —	$(72,783)

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended April 30, 2006 and 2005
and for the period May 22, 2001 (Date of Inception) to April 30, 2006
(Unaudited)

	Six months ended April 30,		May 22, 2001 (Date of Inception) to April 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(6,583)	$(7,529)	$(72,783)
Adjustment to reconcile net loss to net cash provided by operating activity
Changes in accounts payable	4,575	15,035	64,075
Net cash provided (used in) operations	(2,008)	7,506	(8,708)
Cash flows from financing activities
Proceeds from issuance of stock	—	—	9,000

Net increase (decrease) in cash	(2,008)	7,506	292
Cash at beginning of period	2,300	4,387	—
Cash at end of period	$ 292	$ 11,893	$ 292

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2006
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

The Company was organized for the purpose of acquiring and exploring mineral properties. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage. During the period ended April 30, 2006, the Company abandoned the Riley mineral claims.

Since inception, the Company has completed a private placement offering of 9,000,000 common shares for $9,000.

Note 2

Summary Of Significant Accounting Policies

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On April 30, 2006, the Company had a net operating loss carry forward of $72,783. The resulting tax benefit of $21,835 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2027.

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
April 30, 2006
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

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3	Related Party Transactions Related parties have acquired 33% of the outstanding common stock.
Note 4

Going Concern

The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent on obtaining additional working capital and mangement has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing, and additional short term loans from officer's of the Company, which will enable the Company to operate for the coming year.

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

As of the financial period ended April 30, 2006, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $72,783.

New Pacific anticipates spending approximately $10,000 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2006, and through the first quarter ending January 31, 2007, New Pacific anticipates its corporate expenses to be approximately $15,000.

The Company does not expect any significant changes in the number of its employees within its fiscal year ending October 31, 2006.

During its fiscal year ending October 31, 2006 and its first quarter ending January 31, 2007, management of New Pacific plans to satisfy its cash requirements of approximately $25,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs.

In light of New Pacific's lack of revenues, and operating capital, New Pacific's ability to continue as a going concern is dependent upon future events, such as the successful development and exploration of mineral properties, reliance on one set of mineral claims and New Pacific's ability to engage the services of highly qualified consultants who have expertise in the industry.

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

After taking this recommendation into consideration, the Company elected to abandon any further pre-exploration work on the Riley claims and to sell its interests in the claims. The Company is seeking other business opportunities to generate revenues for the Company.

The Company entered into a Nonbinding Letter of Intent ("LOI") dated May 3, 2006, to acquire Tatonka Oil and Gas Company, LLC, a copy is attached herein as "Exhibit A". The proposed terms of the acquisition are as follows:

The Company will execute a forward split of its currently issued and outstanding common stock on a four (4) for one (1) basis, creating a total of 36,000,000 common shares issued and outstanding.

The Company's current directors will irrevocably return to the treasury a total of 6,000,000 post split shares leaving a total of 30,000,000 commons shares issued and outstanding.

The Company will issue an additional 15,000,000 of new shares for the purchase of 100% of the Membership Interests in Tatonka Oil & Gas Company, LLC ("Tatonka"), which owns oil and gas leases. This would result in a total of 45,000,000 shares of common stock issued and outstanding.

The Company will issue 10,000,000 post transaction shares of common stock at $1.00 per share and 10,000,000 warrants to purchase 10,000,000 shares of common stock exercisable at $3.00 per share.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.         Description of Exhibit

31.1                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           April 30, 2006

31.2                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           April 30, 2006

32.1                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           April 30, 2006

32.2                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           April 30, 2006

(b) Reports on Form 8-K

There have been no reports filed on Form 8-K for the period.

Return to Table of Contents	Return to Index to Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

New Pacific Ventures, Inc.
(Registrant)

/s/Gerry Jardine
Gerry Jardine
President

Date:  June 13, 2006

Return to Table of Contents	Return to Index to Financial Statements

EXHIBIT "A"

Tatonka Oil & Gas Company, LLC

Privileged and Confidential

May 3, 2006

Mr. Gerry Jardine
New Pacific Ventures, Inc.
213-630 Roche Point Dr.
Vancouver, British Columbia,
Canada V7H 3A1

Re:    New Pacific Ventures, Inc.
         Nonbinding Letter of Intent

Dear Mr. Jardine:

We understand that there are presently 9,000,000 $0.001 par value common shares that are issued and outstanding of Hew Pacific Ventures, Inc. (the "Company"). The Company is a Colorado Corporation, which was incorporated on May 22, 2002 with authorized common stock of 100,000,000 shares at $0.001 par value and preferred stock of 25,000,000 shares at $0.001 par value. The Company is a public corporation, has minimal assets and has approximately thirty-two (32) shareholders and is looking for a new acquisition of an operating business or assets.

You have offered the following proposed scenario:

  The Company will agree to a four (4) for one (1) forward split crating a total of 36,000,000 common shares that will be issued and outstanding.

  The Directors will agree to irrevocably return to the treasury a total of 6,000,000 shares leaving a total of issued and outstanding shares of 30,000,000 after the forward split.

  The Company will agree to issue an additional 15,000,000 new shares for the purchase of 100% of the shares of Tatonka Oil & Gas Company, LLC ("Tatonka"), which owns oil and gas leases, resulting in a total of issued and outstanding common shares of 45,000,000.

The Company will then issue post transaction shares of 10,000,000 shares at $1.00 per share and 10,000,000 warrants to purchase 10,000,000 shares of common stock exercisable at $3.00 per share. The Company will exert its best effort to be listed on the American Stock Exchange at completion of the offering.

The parties agree that this non-binding Letter of Intent (the "LOI") set forth an outline of the material terms and conditions for the contemplated and proposed combination. This LOI will be followed by a Definitive Agreement (the "Definitive Agreement") subject to the approval by all parties.

By this LOI, Tatonka is accepting your non-biding offer, subject to the terms and conditions set forth below:

  The transaction will close 30 days from this date or sooner at the Company's option, unless the date of closing is extended by agreement between us.

  During the period between this date and the closing, you will provide to Tatonka and attorneys corporate books, records and documents for review, as part of a due diligence. This will specifically include, but not by way of limitation, the Minute Books and Stock books of the Company.

  You will instruct the Company's outside CPA's and attorneys to interface with Tatonka's agents to provide all information about the Company and answer all questions.

  Tatonka's agent's will conduct a diligence review of the Company, and will contact directly, or through agents, the company's officers, directors, attorney's, outside CPA's, existing creditors, and potential creditors, in connection with this review.

  Tatonka must approve the condition of the Company, as a condition precedent to go forward and close the transaction. If Tatonka disapproves the condition of the Company, we will notify you in writing prior to the date for closing, and upon such notification this Agreement shall automatically terminate and be of no further force or effect.

  Prior to closing attorneys for Tatonka will prepare a detailed representation Agreement, which shall contain the representations and warranties you will be required to make as an officer on behalf of the Company, and as the Seller of the Control Block of Stock.

  We shall each bear our own costs associated with the transaction contemplated by this Agreement.

  During the period of due diligence review, you agree not to offer the shares for sale to anyone else; or enter into any transaction, nor to provide any information to any other potential Company regarding any transactions.

  Tatonka will provide to the Company audited financial statements for its most recent year end and oil and gas reports in respect to its oil and gas projects, which shall be subject to due diligence review and compliance by the Company.

Definitive Documents.

Unless and until the definitive documents are executed and delivered, neither of the undersigned will have any right or obligation under this LOI. It is anticipated that the definitive documents will contain provisions in addition to, but consistent with, the foregoing that are customary in similar agreements, including, without limitation, provisions regarding confidentiality, acceptance, warranties, limitations on warranties and liabilities, audit rights, publicity, termination, force majeure and other adjustments.

Expenses.

Both parties will be responsible for all necessary and reasonable expenses of the due diligence process they may undertake on the other.

If the above terms are acceptable, please sign below, whereby this shall become a binding Agreement between us.

Very truly yours,

TATONKA OIL & GAS COMPANY, LLC

By: _________________________