Form 10QSB
period 2006-07-31
NEW PACIFIC VENTURES INC
filed 2006-09-15
CIK 1220819

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2006

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

Outstanding at July 31, 2006

9,000,000

$.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ]      No [X]

NEW PACIFIC VENTURES , INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEW PACIFIC VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

UNAUDITED

July 31, 2006

INDEX

Page

Interim Balance Sheets	F-1

Interim Statements of Operations for the three and nine-months ended July 31, 2006 and 2005 and for the period May 22, 2001 (Date of Inception) to July 31, 2006	F-2

Interim Statements of Changes in Stockholders' Equity (Deficiency) for the period May 22, 2001 (Date of Inception) to July 31, 2006	F-3

Interim Statements of Cash Flows for the nine months ended July 31, 2006 and 2005 and for the period May 22, 2001 (Date of Inception) to July 31, 2006	F-4

Notes to Financial Statements	F-5

Return to Table of Contents

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
INTERIM BALANCE SHEETS
As at July 31, 2006 and October 31, 2005
(Unaudited)

	July 31, 2006	October 31, 2005
ASSETS
Current Assets
Cash	$ 1,250,274	$ 2,300
LIABILITIES
Current Liabilities
Accounts payable	67,075	59,500
Advances payable - Note 3	1,250,000	—
	1,317,075	59,500
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
25,000,000 shares authorized at $0.001 par value, none outstanding	—	—
Common stock - Notes 4 & 5
100,000,000 shares authorized, at $0.001 par value, 9,000,000 shares issued and outstanding	9,000	9,000
Deficit accumulated during the pre-exploration stage	(75,801)	(66,200)
Total stockholders' deficiency	(66,801)	(57,200)
	$ 1,250,274	$ 2,300

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended July 31, 2006 and 2005
and for the period May 22, 2001 (Date of Inception) to July 31, 2006
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,		May 22, 2001 (date of Inception) to July 31,
	2006	2005	2006	2005	2006

Interest income	$ —	$ 15	$ 23	$ 27	$ 119
Expenses	3,018	3,560	9,624	7,556	75,920
Net loss	$ (3,018)	$ (3,545)	$ (9,601)	$ (7,529)	$ (75,801)
Net loss per common share
Basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Average outstanding shares
Basic	9,000,000	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period May 22, 2001 (Date of Inception) to July 31, 2006
(Unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par value	Common Stock Subscribed	Accumulated Deficit
Balance, May 22, 2001 (Date of Inception)	—	$ —	$ —	$ —	$ —
Issuance of common stock for cash at $0.001	9,000,000	9,000	—	—	—
Net operating loss for the period May 22, 2001 to October 31, 2001	—	—	—	—	—
Balance, October 31, 2001	9,000,000	9,000	—	—	—
Net operating loss for the year	—	—	—	—	(6,300)
Balance, October 31, 2002	9,000,000	9,000	—	—	(6,300)
Net operating loss for the year	—	—	—	—	(13,045)
Balance, October 31, 2003	9,000,000	9,000	—	—	(19,345)
Net operating loss for the year	—	—	—	—	(23,233)
Balance, October 31, 2004	9,000,000	9,000	—	—	(42,578)
Net operating loss for the year	—	—	—	—	(23,622)
Balance, October 31, 2005	9,000,000	9,000	—	—	(66,200)
Net operating loss for the period	—	—	—	—	(9,601)
Balance, July 31, 2006	9,000,000	$ 9,000	$ —	$ —	$(75,801)

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended July 31, 2006 and 2005
and for the period May 22, 2001 (Date of Inception) to July 31, 2006
(Unaudited)

	Nine months ended July 31,		May 22, 2001 (Date of Inception) to July 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(9,601)	$(7,529)	$(75,801)
Adjustment to reconcile net loss to net cash provided by operating activity
Changes in accounts payable	7,575	15,035	67,075
Net cash provided (used in) operations	(2,026)	7,506	(8,726)
Cash flows from financing activities
Proceeds from issuance of stock	—	—	9,000

Advances payable	1,250,000	—	1,250,000
	1,250,000	—	1,250,000
Net increase in cash	1,247,974	7,506	1,250,274
Cash at beginning of period	2,300	4,387	—
Cash at end of period	$ 1,250,274	$ 11,893	$ 1,250,274

The accompanying notes are an integral part of these financial statements.

Return to Table of Contents	Return to Index to Financial Statements

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
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

The Company was organized for the purpose of acquiring and exploring mineral properties. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the pre-exploration stage. During the period ended July 31, 2006, the Company abandoned the Riley mineral claims.

Since inception, the Company has completed a private placement offering of 9,000,000 common shares for $9,000.

Note 2

Summary Of Significant Accounting Policies

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends,

Income Taxes

On July 31, 2006, the Company had a net operating loss carry forward of $75,801. The resulting tax benefit of $22,740 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in the year 2027.

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

NEW PACIFIC VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

Note 2

Summary of Significant Accounting Policies- (cont'd)

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable and advances payable are considered by management to be their estimated fair values due to their short term maturities.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3	Advances Payable Advances payable are unsecured, non-interest bearing and have no specific terms for repayment.
Note 4	Related Party Transactions Directors of the Company have acquired 33% of the outstanding common stock.
Note 5

Commitments and Subsequent events

a) The Company proposes to forward split its common stock on a four new shares for one old share basis. In conjunction with the forward split, the Company proposes to issue 10,000,000 post forward split common shares at $0.50 per share pursuant to a private placement offering for total proceeds of $5,000,000.

b) Pursuant to a proposed share exchange agreement dated August 8, 2006, the Company has agreed to issue 15,000,000 post forward split common shares to acquire 100% of Tatonka Oil and Gas Company, Inc. ("Tatonka"). Tatonka is a private Colorado company with interests in oil and gas properties located in Wyoming and Colorado. This agreement is subject to shareholder approval and the Company raising $5,000,000 pursuant to the private placement discussed above.

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

(a) Plan of Operation.

As of the financial period ended July 31, 2006, New Pacific had not generated any revenues from operations since its inception on May 22, 2001 and has accumulated a deficit of $66,801.

New Pacific anticipates spending approximately $10,000 for exploration activities and capital expenditures during the next twelve months. And, during its fiscal year ending October 31, 2006, and through the third quarter ending July 31, 2007, New Pacific anticipates its corporate expenses to be approximately $15,000.

The Company does not expect any significant changes in the number of its employees from its third quarter ended July 31, 2006, and the next 12 months.

During its fiscal year ending October 31, 2006 and the third quarter ending July 31, 2007, management of New Pacific plans to satisfy its cash requirements of approximately $25,000 by raising additional capital by way of loans, private placements and/or a public offering, to satisfy working capital needs.

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

PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We have no legal proceedings in effect.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no changes in securities during this reporting period.

Return to Table of Contents	Return to Index to Financial Statements

ITEM 3.  Defaults Upon Senior Securities.

We incurred no defaults upon senior securities during this reporting period.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

As a subsequent event on August 31, 2006, New Pacific held an Annual Shareholders' Meeting whereby 5,100,000 shares of the Company's $0.001 par value common stock was represented either in person or by proxy, thus constituting a quorum. At the meeting, the shareholders re-elected Gerry Jardine (5,100,000 shares for, 0 shares against and 0 shares withheld), Roy Brown (5,100,000 shares for, 0 shares against and 0 shares withheld) and Brent Pettersen (5,100,000 shares for, 0 shares against and 0 shares withheld) to the Board of Directors for the following year. And by a vote of 5,100,000 shares for, 0 shares against and 0 shares abstaining to vote, the shareholders ratified the retention of Madsen & Associates, CPA's, Inc. as the Company's independent auditor for the fiscal year 2006; gave authority, to the Board of Directors, and Officers of the Company; to seek funding through public offerings, private placements, commercial funding, or other sources of financing, to promote and expand operations; approved the acquisition of 100% of Tatonka Oil and Gas Company, Inc., a Colorado Corporation, through the issuance of 15,000,000 post forward split shares of the Company's $0.001 par value common stock; approved a four (4) for one (1) forward split of the Company's $0.001 par value common stock; ratified an amendment to the Company's Articles of Incorporation to change the Company's name to Tatonka Oil and Gas Company, Inc., conditioned upon the completion of the Company's acquisition of Tatonka Oil and Gas Company, Inc. and approved the issuance of stock options to key personnel, consultants and directors.

ITEM 5.  Other Information.

On August 8, 2006, the Company entered into an Agreement of Share Exchange and Purchase and Sale with Tatonka Oil and Gas Company, Inc. (attached herein as "Exhibit A"). Under the terms of the Agreement, at Closing, the Company will have a total of 30,000,000 shares issued and outstanding, exclusive of those shares issued prior to Closing, whereby the Company will have issued at least an additional 10,000,000 shares of its Common Stock at $0.50 per share in a private placement and for aggregate, fees, expenses and commissions equal to not more than ten percent (10%) of the total funds to be raised in the placement. The Company further agrees that at Closing, it will issue an additional 15,000,000 shares of its Common Stock for all, and not less than one hundred percent (100%) of the Seller's authorized, issued and outstanding no par value Common Stock. Accordingly, the total number of shares of Common Stock of the Company outstanding immediately after Closing shall be 55,000,000 shares. Additionally, the Company further agrees that immediately after the Closing, the selling Shareholder shall be entitled to receive $650,000 for reimbursement of its advances to the Seller as of July 31, 2006.

Return to Table of Contents	Return to Index to Financial Statements

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.         Description of Exhibit

31.1                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           July 31, 2006

31.2                   Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 202 for period ending
                           July 31, 2006

32.1                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           July 31, 2006

32.2                   Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 202 for period ending
                           July 31, 2006

(b) Reports on Form 8-K

There have been no reports filed on Form 8-K for the period.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

New Pacific Ventures, Inc.
(Registrant)

/s/Gerry Jardine
Gerry Jardine
President

Date:  September 14, 2006

Return to Table of Contents	Return to Index to Financial Statements