Form 10KSB
period 2006-10-31
TATONKA OIL & GAS, INC.
filed 2007-02-14
CIK 1220819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2006

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-50190

TATONKA OIL AND GAS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	47-0877018
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1515 Arapahoe Street, Tower 1, 10th Floor Denver, Colorado	80202	(303) 476-4100
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share

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

Yes[ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the voting stock held by non-affiliates as of January 13, 2007 was $48,000,000.

Number of outstanding shares of the registrant's par value $0.001 common stock as of January 13, 2007: 55,000,000.

TATONKA OIL AND GAS, INC.

FORM 10-KSB

For the Fiscal Year Ended October 31, 2006

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.tatonkaong.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Organizational History

We were organized under the name New Pacific Ventures, Inc. as a Colorado corporation on May 22, 2001, to explore, and if possible, develop mineral properties primarily in the Province of British Columbia, Canada, and other parts of Canada. New Pacific in its pre-exploration stage, had limited operating history, and had no revenues.

On August 8, 2006, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Tatonka Oil and Gas Company, Inc. (“Tatonka Oil”) and LMA Hughes LLLP (the “Tatonka Oil Shareholder”) whereby we, following the effectuation of a 4 for 1 forward stock split, issued 15,000,000 shares of our common stock to the Tatonka Oil Shareholder in exchange for all of the issued and outstanding shares of Tatonka Oil. As a result of the Exchange Agreement, Tatonka Oil became our wholly-owned subsidiary.

On August 31, 2006, we held a meeting of our shareholders, at which time, the holders of a majority of our issued and outstanding shares approved the 4 for 1 forward stock split and the acquisition of Tatonka Oil in exchange for 15,000,000 post forward stock split shares. The parties completed the Exchange Agreement and satisfied all closing conditions as set forth in the Exchange Agreement on October 30, 2006. In conjunction, we issued 10,000,000 post transaction shares of common stock at $0.50 per share and raised $5,000,000 by virtue of a Private Placement.

Brian Hughes, the President of Tatonka Oil was appointed our President, CEO and Chairman. At closing, Gerry Jardine and Roy Brown resigned as directors. Also at that time, we changed our name from New Pacific Ventures, Inc. to Tatonka Oil and Gas, Inc.

Overview

Tatonka Oil is an independent oil and gas company focused on the exploration and development of unconventional oil and gas resources. Currently, we plan to drill for and extract Methane gas from Coalbeds, known as Coalbed Methane (CBM), and to drill for and extract oil from fractured shales.

Our primary geographic focus is on the Rocky Mountain region, which has been subjectively described as "The Persian Gulf of Unconventional Oil and Gas Resources" because of the amount of gas contained in unconventional gas deposits, such as CBM, tight gas sands and fractured shales.

Tatonka Oil commenced oil and gas operations on March 5, 2004 with the purchase of oil and gas leasehold interests in several properties. As part of its business model, Tatonka Oil seeks to identify and acquire substantive acreage positions in these unconventional resource plays. Tatonka Oil looks for areas that have significant retained or induced permeability.

Our business plan is focused on a strategy for maximizing our expertise in identifying and developing unconventional resources, primarily in the Rocky Mountain region. To date, execution of our business plan has largely focused on identifying prospective Coalbed Methane and fractured shale leases.

Successful Coalbed Methane drilling is dependant on the knowledge and experience of the management team. Brian Hughes is our Chief Executive Officer. He has a BS in Engineering from West Point and an MS in Petroleum Engineering from the University of Texas. He has worked as a petroleum engineer for Shell, and as an independent consulting engineer for eighteen years. Mr. Hughes had central roles at Pennaco Energy, Ultra Petroleum and JM Huber Corp. Mr. Hughes has been involved in the acquisition of leases, exploration and production. He is an expert in Coalbed Methane and assembled our development and management team.

The three important concepts in defining economically viable Coalbed Methane acreage are coal thickness, the relationship between gas content and saturation, and permeability. Many of the basins in the Rocky Mountains are subjected to substantial compressive tectonic forces, which can be very detrimental to coal permeability. The foreland basins such as Powder River Basin of Wyoming have not seen significant compressive forces, except in limited areas. Other basins, such as the Sand Wash Basin of Colorado, have high permeability because of a large wrench fault systems. We have acquired approximately 15,000 net acres of undeveloped Coalbed Methane acreage in Northern Colorado’s Sand Wash Basin on which we have a 77% net revenue interest. This acreage is located in Moffat County, Colorado. In addition, we have acquired 7,500 net acres in Powder River Basin of Wyoming, on which we have a 77% net revenue interest.

The leases include the right to develop CBM from coals contained in the Williams Fork Formation of Cretaceous age. Other CBM operators in the areas adjacent to and within Tatonka’s Sand Wash Prospect include

Pioneer Natural Resources USA, Inc. and CDX. According to Pioneer’s website, 22 wells in their Lay Creek project will be producing by the end of 2006, and another three pilot areas will be drilled and tested.

Thus far, our focus has been on technical and geological studies and preparation for test well drilling. We plan the operations for the first two quarters of 2007 to be focused on the drilling of four to five test wells on the Sand Wash acreage to determine if there are commercial quantities that can be extracted. The completion of this task will require additional capital, which we currently do not have. We also do not have an commitments or agreements for additional capital at this time.

Our goal is to discover and produce substantial commercial quantities of Coalbed Methane on our property. There is a pipeline in the region that we believe can be engaged for transport. However, no assurances can be given that commercial quantities of CBM will be produced, if at all.

For the twelve months that follow, we expect to pursue oil and gas operations on some or all of our property, including the acquisition of additional acreage through leasing, farm-ins or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

Recent Transactions

On January 28, 2007, we signed a letter of intent to purchase leases on approximately 6,847 acres with a net revenue interest of approximately 80% in Wyoming for $1,960,000. Eight oil wells have previously been drilled the property and the acreage and also encompasses approximately eight miles of pipeline. The agreement requires a deposit of $196,000 with in 30 days and the remaining $1,764,000 by July 25, 2007.

The Coalbed Methane Industry

During the past two decades, Coalbed Methane has emerged as a viable source of natural gas compared to the late 1980s when no significant production outside of the still dominant San Juan Basin in New Mexico, and the Black Warrior Basin in Alabama. According to data from the U.S. Department of Energy’s Energy Information Administration, Coalbed Methane production totaled 1.72 trillion cubic feet in 2004, an increase of 7.5% over 2003. This production accounted for nearly 9% of the country’s total dry-gas output of 19.7 trillion cubic feet. Coalbed Methane production currently comes from fifteen basins located in the Rocky Mountain, Mid-Continent and Appalachian regions.

We believe the success of Coalbed Methane developments has been largely the result of improved drilling and completion techniques (including horizontal/lateral completions), better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and Coalbed reservoir performance analysis. Also aiding this sector’s growth is the apparent shortage of quality domestic conventional exploration and development projects.

We also believe that a major reason propelling the growth in Coalbed Methane production is its relatively low finding and development costs. Coalbed Methane fields are often found where deeper conventional oil and gas reservoirs have already been developed. Therefore, considerable exploration-cost reducing geologic information is often readily available. This available geological information, combined with comparatively shallow depths of prospective Coalbed reservoirs, reduces finding and development costs.

According to the USGS in 2000, the US CBM resource is about 700 trillion cubic feet (TCF), of which they estimated about 100 TCF to be economic. The US consumes about 22 TCF per year, so CBM presents the equivalent of at least a 5 year supply to our country.

Coalbed Methane

Natural gas normally consists of 80% or more Methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of hydrogen sulfide, referred to as sour gas. Coalbed Methane is, generally, a sweet gas consisting of 95% Methane and thus is normally of pipeline quality. Coalbed Methane is considered an unconventional natural gas resource because it does not rely on conventional trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead Coalbed Methane is absorbed or attached to the molecular structure of the coals which is an efficient storage mechanism as Coalbed Methane coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale.

Coalbed Methane is kept within coal by pressure. To produce the gas the water in the Coalbed has to be removed, generally by using pumps. As pressure is reduced, the gas desorbs from the coal, flows to the well, and flows up the casing. At the wellhead, the flow rate is measured, and the gas is collected and compressed for transmission via pipelines to household, commercial and industrial users hundreds to thousands of miles away. As dewatering begins to lower the reservoir pressure, gas production occurs rapidly. If the target seam is under-saturated at a specific depth, significant water production must occur to reduce the reservoir pressure to allow gas production to commence. This process usually requires the drilling of adjacent wells and sometimes takes 6 to 36 months to complete. Coalbed Methane production typically has a low rate of production decline and an economic life typically of 10 to 20 years.

The principal sources of Coalbed Methane are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1,000 feet, or thermogenic, which is a deeper wet gas formed when organic matter is broken down by temperature and pressure.

The three main factors that determine whether or not gas can be economically recovered from Coalbeds are: (1) the relationship between the gas saturation and the content of the coals; (2) the permeability or flow characteristics of the coals; and (3) the thickness of the coalbeds. Gas content is measured in terms of standard cubic feet per ton and varies widely from 430 standard cubic feet per ton in the deep (2,000 to 3,500 feet) San Juan, New Mexico thermogenic coals, and only 60 standard cubic feet per ton for the shallow (300 to 700 feet deep) Powder River, Wyoming biogenic coals. Relatively high permeability, which can affect the ability of gas to easily travel to the borehole, is an important factor for the success of Coalbed Methane wells, but is not absolutely required. The thickness of coalbeds from which Coalbed Methane is economically produced varies from as little as a few feet in some areas of the gas-rich (300 standard cubic feet) Raton Basin to as much as 75 net feet of coalbed thickness at the relatively gas-poor Powder River.

No special technology is needed for CBM extraction. The Powder River basin in Wyoming started using water well technology; in other basins, modified conventional oil and gas technologies were used. The most significant technology used was specialized pump controllers, which allows the operator to monitor production rates and pressures, allowing diagnosis of problems and optimization of production. In some of the deeper Coalbed Methane basins hydraulic fracturing and to a limited degree cavity completions are used to complete the wells.

The price natural gas has to be for feasible economic extraction of CBM depends upon the cost structure of the basin. For the Powder River basin in 2000, it was about $2 per thousand cubic feet (MCF) break even cost. Now, the break-even cost is likely closer to $4/MCF. Factors to be considered include drilling costs, services, and costs to collect and transport the CBM. On this basis, we estimate that the break-even cost in the Sand Wash region is about $2 per thousand cubic feet (MCF).

THE NATURAL GAS INDUSTRY

The Rise of Natural Gas

Little more than a half-century ago, drillers seeking valuable crude oil bemoaned the discovery of natural gas, despite it being the most efficient and cleanest burning fossil fuel. Given the lack of transportation infrastructure at the time, wells had to be capped or the gas flared. As the U.S. economy expanded after World War II, the development of a vast interstate transmission system facilitated widespread consumption of natural gas in homes and business establishments. By 1970, natural gas consumption, on a heat-equivalent basis, had risen to three-fourths that of oil. But in the following decade, consumption lagged because of competitive inroads made by coal and nuclear power.

The demand for natural gas rose sharply in the 1980’s, when consumers and businesses began to find more uses for it. After years as a low-value commodity, natural gas ascended into the spotlight as demand for the fuel to fire power plants, heat homes and serve as a chemical feedstock outstripped the petroleum industry's ability to tap new reserves. In the 1990’s, the popularity of natural gas as an economic and environmentally benign fossil fuel made it the fuel of choice for power generation.

By the year 2000, the U.S. economy was thriving, fueled by cheap energy. To meet the growing need for electricity, U.S. utilities ordered 180,000 Megawatts of gas-fired power plants to be installed by 2005. This was, by far, the largest amount of power generation capacity ever installed in such a short period. As a result, the U.S. electricity supply margins and its economy became dependent on natural gas availability and price. Today, any new electricity capacity brought on line is generated by natural gas, rather than oil, coal, water or nuclear. This has prompted the National Petroleum Council to predict that electricity generation will be responsible for 47% of the increase in natural gas consumption between 1998 and 2010.

U.S. Dependency

The United States currently depends on natural gas for approximately 23% of its total primary energy requirements. But with its commitment to the use of natural gas, particularly in the electricity sector, the U.S. now finds itself with a supply shortage at a time of increased demand.

From 1990 through 2003, natural gas consumption in the United States increased by 14%. In 2004, natural gas demand was expected to increase by 1.1% due to increasing economic growth, the continuing rise in electricity demand, and below-average hydroelectric power levels in the Pacific Northwest. Demand growth in 2005 is expected to be flat as natural gas end-use prices remain high. Still, consumption is expected to increase at an average rate of 1.8% per year to 35 trillion cubic feet (TCF) per year in 2025, from 22 TCF in 2003 - a 50% increase over the next two decades.

The demand for natural gas is further influenced by the crude oil market. Although crude oil and natural gas are two separate commodities, their prices have historically been correlated at irregular intervals. Strong oil prices generally keep natural gas prices elevated because fuel oil is a possible substitute for natural gas. As the price of crude oil increases, some industries switch to natural gas. This is particularly true in the electricity sector.

The Supply Shortage

Presently, the United States relies on three sources for its natural gas. Domestic production accounts for 80% of supply. Imports from Canada, mainly the western provinces of Alberta, British Columbia and Saskatchewan provide an additional 17%. Imports of liquefied natural gas make up the remainder.

According to the Macro Energy Outlook 2006, a report produced by Simmons & Company, a recognized authority in the energy industry, domestic natural gas production was expected to decrease from 51.2 billion cubic feet per day (Bcfd) to 49.1 Bcfd in 2005, a decrease of 4%. This same report indicates that domestic production is expected to continue to decline over the next several years resulting in a production rate of 45.3 Bcfd by 2010, a decrease of 8% from 2005 levels. According to the report, high natural gas prices resulted in strong natural gas-directed drilling activity during 2005, however, an uncharacteristically harsh hurricane season in the U.S. Gulf Coast caused significant damage to production infrastructure in that area and had a large negative impact on natural gas production. Production is expected to continue to fall through 2010 despite high levels of industry activity. As indicated in Simmons & Company’s Macro Energy Outlook 2006, issued January 18, 2006, “While we expect domestic drilling activity to increase by 15% in 2006, we do not expect the rig fleet to grow rapidly enough to maintain current production levels.”

According to the Energy Information Administration’s Annual Energy Outlook 2006, despite rising new natural gas well completions, high drilling rates are expected to only modestly improve U.S. domestic production levels to 21.2 TCF by 2025. Many of the wells that have produced abundant quantities of natural gas since the 1980s and 1990s are in terminal decline, yielding rapidly diminishing returns. These waning reserves have not become readily apparent because the natural gas industry has been bringing new fields online in a frantic effort to keep production levels from dropping too rapidly. Unfortunately, newer plays tend to be smaller and are produced (and depleted) quickly in the effort to maintain overall production levels. Whereas the first year depletion rate of a typical new natural gas well drilled in 1997 was 21%, in 2005 the rate was 30%. Since nearly half of the U.S. natural gas supply is coming from wells that have been drilled in the past five years, this declining trend is likely to continue.

Canadian Gas Declining

Historically, the United States has looked to Canada for approximately 15% of its natural gas supply. But Canada faces many of the same supply challenges as the United States. While Canadian demand for gas is growing, Canadian producers are also struggling with declining output from mature fields. With gas imports from Canada expected to remain flat at 9.9 Bcfd between 2005 and 2006, and expected to fall to 9.4 Bcfd by 2010, it is unlikely that the U.S. can look to Canada to soften the supply gap anytime soon.

Commodity Price Volatility

Oil and natural gas prices are volatile and subject to a number of external factors.  Prices are cyclical and fluctuate as a result of shifts in the balance between supply and demand for oil and natural gas, world and North American market forces, conflicts in Middle Eastern countries, inventory and storage levels, OPEC policy, weather patterns and other factors. OPEC supply curtailment, tensions in the middle east, increased demand in China and low North American crude stocks have kept crude oil prices high.  Natural gas prices are greatly influenced by market forces in North America since the primary source of supply is contained within the continent.  Market forces include the industry's ability to find new production and reserves to offset declining production, economic factors influencing industrial demand, weather patterns affecting heating demand and the price of oil for fuel switching.

Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted.  Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances.  Natural gas is used principally as a heating fuel and for power generation.  Accordingly, seasonal variations in weather patterns affect the demand for natural gas.  Depending on prevailing conditions, the prices received for sales of natural gas are generally higher in winter than summer months, while prices are generally higher in summer than spring and fall months.

Competition

Coalbed Methane in the United States is produced by several major exploration and production companies and by numerous independents. The major companies include BP American and Conoco-Phillips in the San Juan basin and, to a lesser extent, Chevron USA in the Black Warrior Basin. A number of large and mid-size independent companies, including Anadarko Petroleum Corporation, Devon Energy Corporation, Dominion Resources, Inc., El Paso Corporation, EnCana Corporation, Energen Corporation, Equitable Resources, Inc., Fidelity Exploration & Production Company, GeoMet Inc., J.M. Huber Corporation, Lance Oil & Gas Corporation, Penn Virginia Corporation, Pennaco Energy Inc., Pioneer Natural Resources Company, The Williams Companies, Inc., XTO Energy Inc. and Yates Petroleum Corporation, have established production in one or more basins.

Other new entrants to Coalbed Methane continue to acquire prospective acreage and to conduct test drilling. By virtue of their strategic property holdings, affiliates of several of the country’s largest coal mining companies also have become active in Coalbed Methane, such as Consol Energy Inc., Jim Walter Resources, Inc., Peabody Energy Corporation, USX Corporation and Westmoreland Coal Company.

A number of smaller independent companies, many of whom originally began with conventional oil and gas production and operating a small number of wells, have found profitable niches in Coalbed Methane. These smaller independents represent the vast majority of initial exploration and development of Coalbed Methane projects. They then find themselves acquired by larger companies. It is very labor intensive, and the overhead of large companies make Coalbed Methane not viable. Small independent CBM producers might drill 1,000 wells in one year, which is about the number wells that Shell would drill in a year.

It wasn't until the mid '90s that the industry expanded significantly outside of San Juan and Black Warrior basins. It can therefore be described as a young industry. Further, Coalbed Methane is a resource that is hard to export, it has to be used in the country where it is found. There is no association of CBM producers. However, the oil and gas industry has several associations in the Rockies, such as Petroleum Association of Wyoming, Colorado Oil and Gas Association, and IPAMS, which do include CBM as well as other producers.

Governmental Regulation

Our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. There are currently no regulatory or tax incentives for CBM. The industry was kick-started by section 29 of the tax code in the late '80s and early '90s, but today the markets understand CBM well enough for no government incentives to be required. There are many regulatory disincentives, such as the time and effort needed to obtain drilling and water discharge permits. This slows down a company’s ability to develop CBM, and in places prevents development due to the economic impact of the regulations.

Further, the industry does face hurdles set forth by the Bureau of Land Management’s bureaucracy and by the environmental bureaucracies in the Federal and State governments.

Environmental Regulation

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We plan to establish guidelines and management systems to ensure compliance with environmental laws, rules and regulations. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations.

We believe that the operations on the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we will maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Compared to developing coal for heating or electricity in the US, CBM has a smaller environmental ‘footprint’. This includes the amount of surface disturbance and air emissions. Overseas, a modest Coalbed Methane well in Africa produces fuel equivalent to 300,000 trees. As a result, in such places, Coalbed Methane when developed, will contribute to reduction in deforestation.

EMPLOYEES

As of February 1, 2007, we had 10 full-time, at will employees. We have not experienced any work stoppages and consider relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal office at 1515 Arapahoe Street, Tower 1, 10th floor, Denver, Colorado. Our telephone number at that office is (303) 476-4100. Our current office space consists of approximately 1,500 square feet. The lease runs until August 31, 2007 at a cost of $10,000 per month. We believes that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 31, 2006, we held our annual meeting of the stockholders, at which the majority of stockholders approved the following actions:

1.    To elect the Board of Directors for the following year;

2.    To ratify the retention of Madsen & Associates, CPA's, Inc. as our independent auditor for the fiscal year 2006;

3.    To give authority, to our Board of Directors and Officers to seek funding through public offerings, private placements, commercial funding, or other sources of financing, to promote and expand operations; and

4.    To approve the acquisition of 100% of Tatonka Oil and Gas Company, Inc., a Colorado Corporation, through the issuance of 15,000,000 post forward split shares of our $0.001 par value common stock;

5.    To approve a four (4) for one (1) forward split of our $0.001 par value common stock;

6.    To ratify an amendment to our Articles of Incorporation to change our name to Tatonka Oil and Gas Company, Inc conditioned upon the completion of the Company's acquisition of Tatonka Oil and Gas Company, Inc.; and

7.    To approve the issuance of stock options to key personnel, consultants and directors.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "TTKA". Prior to November 29, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol "NPFC". Prior to September 18, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol "NPFV". Prior to April 14, 2005, our common stock was not available for quotation.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$0.10	$0.10	xxx	xxx
Second Quarter	$0.10	$0.10	xxx	xxx
Third Quarter	$0.10	$0.10	$0.10	$0.10
Fourth Quarter	$0.10	$0.10	$0.10	$0.10

Holders

As of January 31, 2007, we had approximately 79 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is National Stock Transfer of Salt Lake City, UT.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

On October 30, 2006, we completed a private placement of an aggregate of 10,000,000 shares of common stock to 21 accredited investors for aggregate gross proceeds of $5,000,000. The private placement was exempt from registration requirements pursuant to Rule 506 promulgated under Regulation D.

On October 30, 2006, we issued 15,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Tatonka Oil and Gas Company, Inc. The issuance was exempt from registration requirements pursuant to Rule 506 promulgated under Regulation D.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Operations Plans

We have acquired approximately than 15,000 net acres of undeveloped CBM acreage in Northern Colorado’s Sand Wash River Basin on which we have a 77% net revenue interest. The Sand Wash project has an estimated CBM resource of 1.4 TCF, with other resource potential. In addition, we have acquired 7,500 net acres in Powder River Basin of Wyoming, on which we have a 77% net revenue interest, which is a pure exploration play.

Thus far, our focus has been on technical and geological study and preparation for test well drilling. We plan the operations for the first two quarters of 2007 to be focused on the drilling of four to five test wells on the Sand Wash acreage to prove out the resources. The completion of this task will require additional capital beyond what we currently have on hand. We currently do not have any contracts or commitments for additional capital, and no assurances can be given that additional capital will be available to us on terms we deem acceptable, if at all.

At the point that the test wells are complete, we plan to seek additional investment capital to sufficiently expand drilling operations on our initial Sand Wash acreage to the Coalbed Methane seams not being exploited by the initial wells. We will undertake to maximize production from the initial wells while continuing to drill additional wells on new acreage that is acquired.

For the next twelve months that follow, we expect to pursue oil and gas operations on some or all of our properties, including the acquisition of additional acreage through leasing, farm-ins or option and participation agreements in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

Gas wells have production rates that naturally decline over time, and that decline must be replaced to maintain or increase total gas production. The US consumes about 22 TCF per year, and this is expected to grow to 25 TCF per year within 10 years.

Decline rates depend on the type of gas reservoir; for CBM reservoirs, this can be 7% to 25% per year. In other words, CBM well production rates can be expected to halve every 3 to 10 years, and we have to drill 7% to 25% more wells annually just to keep up with declines from existing wells.

Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek joint ventures or obtain equity and/or debt financing to support our current and proposed oil and gas operations and capital expenditures. We cannot assure that continued funding will be available.

Our future financial results will depend primarily on (1) our ability to discover or produce commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production

We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Net of fees at the close of a private placement on October 30, we had $4,441,467 in available cash. As stated in the purchase and sale agreement, there were advances from Brian Hughes, our Chief Executive Officer, of which a maximum of $650,000 was to be repaid on the closing of the acquisition of Tatonka Oil. These advances represented oil and gas leases, leasehold improvements, geological surveys and equipment development purchased by Mr. Hughes prior and subsequent to the date of the offering memorandum. There is also approximately another $285,000 in expenses incurred by Mr. Hughes in the period leading up to the close of the acquisition of Tatonka Oil that is also to be reimbursed. Adjusting for these cash expenditures, we had approximately $3,535,000 in available cash on October 31,2006.

We plan to continue to provide for our capital needs by issuing equity securities. The included financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next three months and that we will an additional $25,000,000 to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The trading price of our shares of common stock and the downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Results of Operations for the year ended October 31, 2006 compared to the year ended October 31, 2005

Revenue. For the fiscal years ended October 31 2006 and 2005, there were no revenues from oil and gas activities. Revenues of $22,872 and $74 in FYE 2006 and 2005, respectively consisted solely from interest income from funds deposited at financial institutions.

Operating Expenses. For the fiscal year ended 2006, operating expenses of $77,311 consisted primarily of professional fess ($59,928) related to the acquisition of Tatonka Oil and Gas Company Inc. and administration fees of $11,500. For the fiscal year ended 2005, total operating expenses of $23,622 reflect minimal operations undertaken during the year.

Summary of Significant Accounting Policies

Our consolidated financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on the historical trends and other information available when the consolidated financial statements are prepared. Changes in the estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all investment purchased with a maturity of three months or less to be cash equivalents.

Exploration Stage Company

We comply with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of us as exploration stage.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.  Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 20%. Royalties paid net of any tax credits received are netted with oil and gas sales.

Asset Retirement Obligations

We recognize the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At October 31, 2006 and 2005, the fair value of the oil and gas property’s site restoration costs is insignificant.

Long-Lived Assets Impairment

Our long-term assets are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations, undiscounted and without interest charges. If impairment is deemed to exist, the assets will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisal, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Income Taxes

We have adopted SFAS No. 109, “Accounting for Income Taxes”, going forward, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

We have adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. We will recognize stock-based compensation expense using a fair value based method. We have a stock option plan in place that we intend to modify as needed.

Accounting for Derivative Instruments and Hedging Activities

We have adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities”, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes, but we plan to use derivative contracts in the future solely for hedging prices on production.

ITEM 7. FINANCIAL STATEMENTS.

TATONKA OIL AND GAS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of October 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the years ended October 31, 2006 and 2005 and for the period from May 22, 2001 (inception) through October 31, 2006	F-5
Consolidated Statements of Changes in Stockholders’ Deficiency for the period from May 22, 2001(inception)October 31, 2006	F-6
Consolidated Statements of Cash Flows for the years ended October 31, 2006 and 2005 and for the period from May 22, 2001 (inception) through October 31, 2006	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

MADSEN & ASSOCIATES, CPA’s INC.
684 East Vine St.Suite 3
Certified Public Accountants and Business Consultants
Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
New Pacific Ventures, Inc.
Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of New Pacific Ventures, Inc. (pre-exploration stage company) at October 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Pacific Ventures Inc. at October 31, 2005 and the results of operations, and cash flows for the year ended October 31, 2005 , in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah /s/Madsen & Associates, CPA’s Inc.
January 20, 2006

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and
Stockholders of TATONKA OIL AND GAS COMPANY, INC.

We have audited the accompanying balance sheet of TATONKA OIL AND GAS COMPANY, INC. (an Exploration Stage Company) as of October 31, 2006, and the related statement of income, stockholders’ equity, and cash flows for the year ended October 31, 2006. The cumulative statements of operations, stockholders’ deficit, and cash flows for the period from May 22, 2001 (inception) to October 31, 2005 include amounts for the period from May 22, 2001 (inception) to October 31, 2005, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the May 22, 2001 through October 31, 2005 is based solely on the report of other auditors. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of TATONKA OIL AND GAS COMPANY, INC. (an Exploration Stage Company) as of October 31, 2006, and the results of its operations and its cash flows for the year ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ DE LEON & COMPANY

Pembroke Pines, Florida
January 15, 2007

TATONKA OIL AND GAS, INC.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
October 31, 2006 and 2005

ASSETS	2006	2005

Current assets
Cash and cash equivalents	$4,441,467	$2,300
Total current assets	4 441,467	2,300
Oil and gas properties - Note 6	1,950,126	-
Equipment - Note 4	27,368	-
Deposit	30,000	-
Goodwill - Note 1	6,940,918	-

Total assets	$13,389,879	$2,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities Current liabilities
Accounts payable and accrued liabilities - Note 5	$490,351	$34,500
Due to related parties - Note 5	897,861	25,000

Total current liabilities	1,388,212	59,500

Stockholders’ equity (deficiency)
Preferred stock
25,000,000shares authorized at $0.001 par value, none outstanding
Common stock
100,000,000shares authorized at $0.00025 par value, 45,000,000 shares issued and outstanding	11,250	9,000
Additional paid-in capital	7,497,750	-
Common stock to be issued - Notes 1 and 7	4,613,306	-
Deficit accumulated during exploration stage	(120,639)	(66,200)

Total stockholders’ equity (deficiency)	12,001,667	(57,200)

Total liabilities and stockholders’ equity (deficiency)	$13,389,879	$2,300

Subsequent Events - Notes 5 and 7
Commitments - Notes 6, 7 and 10

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended October 31, 2006 and 2005 and
for the period May 22, 2001 (date of inception) to October 31, 2006

			May 22, 2001
			(Date of
			Inception) to
	Years ended October 31,		October 31,
	2006	2005	2006

Interest income	$22,872	$74	$22,698

Expenses	77,311	23,696	143,607

Net loss for the period	$(54,439)	$(23,622)	$(120,639)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	30,136,986	30,000,000

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period May 22, 2001 (date of inception) to October 31, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit

Balance, May 22, 2001 (Date of Inception)	-	$-	$-	$-
Issuance of common stock for cash - at $0.00025	36,000,000	9,000	-	-

Net loss for the period May 22, 2001 to October 31, 2001	-	-	-	-

Balance, October 31, 2001	36,000,000	9,000	-	-
Net loss for the year	-	-	-	(6,300)

Balance, October 31, 2002	36,000,000	9,000	-	(6,300)
Net loss for the year	-	-	-	(13,045)

Balance, October 31, 2003	36,000,000	9,000	-	(19,345)
Net loss for the year	-	-	-	(23,233)

Balance, October 31, 2004	36,000,000	9,000	-	(42,578)
Net loss for the year	-	-	-	(23,622)

Balance, October 31, 2005	36,000,000	9,000	-	(66,200)
Cancelled net common shares	(6,000,000)	(1,500)	1,500	-
Issuance of common stock on acquisition of Tatonka Oil and Gas Company, Inc., October 30, 2006 - at $0.50	15,000,000	3,750	7,496,250	-
Net loss for the year	-	-	-	(54,439)

Balance, October 31, 2006	45,000,000	$11,250	$7,497,750	$(120,639)

The number of common shares outstanding reflects the four for one forward split effective October 30, 2006 (Note 1).

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended October 31, 2006 and 2005 and
for the period May 22, 2001 (Date of Inception) to October 31, 2006

			May 22, 2001
			(Date of
			Inception) to
	Years ended October 31,		October 31,
	2006	2005	2006

Cash flows used in operating activities
Net loss for the period	$(54,439)	$(23,622)	$(120,639)
Changes in non-cash working capital balances:
Accounts payable and accrued liabilities	(440,136)	11,535	(405,636)

	(494,575)	(12,087)	(526,275)

Cash flows from investing activities
Cash acquired on acquisition of Tatonka Oil and Gas Company, Inc.	3,742	-	3,742

	3,742	-	3,742

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	9,000
Stock to be issued	4,930,000	-	4,930,000
Due to related parties	-	10,000	25,000

	4,930,000	10,000	4,964,000

Increase (decrease) in cash and cash equivalents	4,439,167	(2,087)	4,441,467

Cash and cash equivalents, beginning of the period	2,300	4,387	-

Cash and cash equivalents, end of the period	$4,441,467	$2,300	$4,441,467

Non-Cash Transactions - Note 9

The accompanying notes are an integral part of these financial statements

Note 1 Nature of Operations

The company is in the exploration stage and is in the process of acquiring and exploring oil and gas properties located in the U.S.A. The recoverability of amounts shown for oil and gas properties are dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the properties, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production or proceeds from the disposition thereof.

The Company was incorporated under the laws of the State of Colorado on May 22, 2001 with authorized common stock of 100,000,000 shares at $0.00025 par value and preferred stock of 25,000,000 at $0.001 par value. Effective June 1, 2006, the Company changed its name to Tatonka Oil and Gas, Inc.

The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors.

At inception, the Company completed a private placement offering of 9,000,000 common shares for cash proceeds of $9,000. During the year ended October 31, 2006, the common shares were forward split on a four for one basis and 6,000,000 post-split common shares were cancelled.

On October 30, 2006, the Company issued 15,000,000 post-split common shares at $0.50 to acquire 100% of the issued and outstanding shares of Tatonka Oil & Gas Company, Inc. (“Subsidiary”).

The purchase price of the Subsidiary was allocated as follows:

Cash	$ 3,742
Deposit	30,000
Oil and gas properties	1,950,126
Goodwill	6,940,918
Equipment	27,368
Current liabilities	(1,452,154)

Total acquisition cost - 15,000,000 common shares	$7,500,000

The Company completed a Private Placement of 10,000,000 common shares (stock to be issued) at $0.50 per common share for gross proceeds of $5,000,000 less share issue costs totalling $386,694 for net proceeds of $4,613,306 ($70,000 of which were paid at October 31, 2006). These shares were issued subsequent to the year end on December 13, 2006.

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 1 Nature of Operations - (cont’d)

The financial statements of Tatonka Oil and Gas Company, Inc. for the periods ended October 30, 2006 and December 31, 2005 and 2004 are presented below:

	October 30,	December 31,	December 31,
Balance Sheets	2006	2005	2004

Assets

Current
Cash	$3,742	$48,423	$183,992
Escrow deposits	-	27,243	-

	3,742	75,666	183,992

Deposits and other assets	30,000	272,757	-
Equipment	27,368	-	-
Oil and gas properties	1,950,126	195,829	100,000

	$2,011,236	$544,252	$283,992

Liabilities

Current
Accounts payable and accrued liabilities	$1,452,154	$9,522	$6,000

Stockholders’ Equity

Common stock	602,000	602,000	302,000
Additional paid-in capital	664,689	-	-
Accumulated deficit	(707,607)	(67,270)	(24,008)

	559,082	534,730	277,992

	$2,011,236	$544,252	$283,992

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 1 Nature of Operations - (cont’d)

	(10 months)		March 5, 2004
	January 1,	(12 months)	2004 (Date of
	2006 to	Year ended	Inception) to
	October 30,	December 31,	December 31,
Statements of Operations	2006	2005	2004

Revenues	$-	$-	$-
Expenses	640,337	43,262	24,008

Net loss for the period	$(640,337)	$(43,262)	$(24,008)

Note 2 Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tatonka Oil and Gas Company, Inc., a company incorporated in the State of Colorado on March 5, 2004. All inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as exploration stage.

Cash and Cash Equivalents

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 2 Significant Accounting Policies - (cont’d)

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 20%. Royalties paid net of any tax credits received are netted with oil and gas sales.

Asset Retirement Obligations

The Corporation recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at October 31, 2006, the fair value of the oil and gas property’s site restoration costs is insignificant.

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 2 Significant Accounting Policies - (cont’d)

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets”. Under FAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Equipment and Depreciation

Equipment is recorded at cost. Depreciation is provided for using the straight-line method as follows:

Computer	Three years
Computer software	Two years
Office furniture	Five years

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company adopted FAS 123R on November 1, 2006.

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 2 Significant Accounting Policies - (cont’d)

Income Taxes

The Company accounts for income taxes by the asset and liability method. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Future income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting basis of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Mineral Properties

The costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Financial Instruments

The carrying values of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 3 Option Agreement

Pursuant to an agreement dated September 23, 2002 and amended on May 28, 2004 and May 20, 2005, the Company had an option to purchase mineral claims known as "Riley Claims” located in the Clinton Mining Division, British Columbia.

The claims have not been proven to have a commercially mineable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 3 Option Agreement - (cont’d)

In order to vest 100% in the claims the Company was required to make payments totaling CDN$29,000 and complete work commitments totalling CDN$29,000 on the dates in the following outline. The property was subject to a royalty of 2% of the net smelter returns with a right to acquire the rights to the royalty after start of commercial production for $1,000,000.

Purchase price:

CDN$5,000 upon execution of the agreement (paid)
CDN$4,000 by June 6, 2004 (paid)
CDN$10,000 by June 6, 2006
CDN$10,000 by June 6, 2007

Work commitments:

CDN$2,500 in work by June 6, 2003 (incurred)
CDN$4,000 in work by June 6, 2004 (incurred)
CDN$10,000 in work by June 6, 2005 (incurred)
CDN$12,500 in work by June 6, 2006

During the year ended October 31, 2006, the Company abandoned its option on the Riley Claims.

Note 4 Equipment

	2006			2005
		Accumulated
	Cost	Depreciation	Net	Net

Computer	$17,412	$-	$17,412	$-
Computer software	9,083	-	9,083	-
Office furniture and equipment	873	-	873	-

	$27,368	$-	$27,368	$-

Depreciation has not been claimed for the year ended October 31, 2006, as the equipment was not yet in use.

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 5 Related Party Transactions

Amounts due to related parties consist of advances from a director of the Company and from a shareholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment.

Subsequent to October 31, 2006, the Company repaid $525,000 of these related party advances.

Note 6 Oil and Gas Properties

The Company has acquired leases in unproved oil and gas properties located in Colorado and Wyoming, USA. Under the terms of the lease agreements the Company is required to pay its share of royalties and other obligations.

Pursuant to such contracts the Company is obligated to pay $287,356 to maintain the leases as follows:

Year ended October 31, 2007	$60,503
2008	67,248
2009	65,100
2010	52,701
2011	17,042
2012	16,862
2013	7,900

$287,356

This amount does not contemplate funds required for exploration.

Note 7 Subsequent Events

On November 2, 2006, the Company approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options. In addition, the Company granted 4,400,000 employee incentive stock options exercisable until November 2, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. These options are exercisable at the following prices:

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 7 Subsequent Events - (cont’d)

Number of Shares	Amount

2,200,000	$0.50
1,100,000	$1.00
1,100,000	$1.25

4,400,000

On December 12, 2006, the Company granted 550,000 employee incentive stock options exercisable at $1.25 until December 12, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

On December 13, 2006, the Company issued 10,000,000 common shares at $0.50 per share pursuant to a private placement. These shares were disclosed as common stock to be issued in the amount of $4,613,306 at October 31, 2006.

On January 28, 2007, the Company signed a letter of intent to purchase a net revenue interest of approximately 80% in leases totalling 6,847 acres in the United States for $1,960,000. The agreement requires a deposit of $196,000 within 30 days and the remaining $1,764,000 by July 25, 2007.

On January 30, 2007, the Company granted 300,000 employee incentive stock options exercisable at $1.40 until January 30, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

Note 8 Corporation Tax Losses

The Company has accumulated an operating loss available for carryforward of approximately $120,000. The tax benefit of approximately $30,000 resulting from the loss carryforward has been offset by a valuation reserve because the losses are unlikely to be realized.

Note 9 Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the year ended October 31, 2006, the following transactions were excluded from the statements of cash flows:

i)	The Company issued common shares valued at $7,500,000 to acquire a 100% interest in Tatonka Oil and Gas Company, Inc.

ii)	The Company recorded accounts payable of $316,694 in respect to share issue costs relating to a private placement.

Tatonka Oil and Gas, Inc.
(formerly New Pacific Ventures, Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2006 and 2005

Note 10 Commitments

The Company is committed to monthly rent payments of $10,000 for its office premises expiring July 31, 2007.

Note 11 Interest Income

The Company had interest income totalling $22,872 during the year ended October 31, 2006 from investments of the proceeds from the private placement issued during the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 14, 2006, we notified Madsen & Associates, CPA’s Inc. (“Madsen”) that we were terminating Madsen’s services. The decision to change accountants was recommended and approved by our Board of Directors. On November 14, 2006, we engaged the firm of De Leon & Company, P.A. (“De Leon & Company”) to serve as our independent registered public accountants for the fiscal year ending October 31, 2006. We decided to switch our independent registered public accounting firm as a result of the recent acquisition of Tatonka Oil and Gas. De Leon & Company has a working knowledge of Tatonka Oil and Gas as it previously audited their financial statements.

During the two fiscal years ended October 31, 2004 and 2005, and through November 14, 2006, (i) there were no disagreements between us and Madsen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Madsen would have caused Madsen to make reference to the matter in its reports on our financial statements, and (ii) except for Madsen’s report on our October 31, 2005 financial statements dated January 20, 2006, which included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern, Madsen’s reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. During the two fiscal years ended October 31, 2004 and 2005 and through November 14, 2006, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two fiscal years ended October 31, 2004 and 2005 and through November 14, 2006, we had not consulted with De Leon & Company regarding either:

1.The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to De Leon & Company nor oral advice was provided that De Leon & Company concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of October 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of October 31, 2006 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - Other Information

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and EXECUTIVE Officers

Names:	Ages	Titles:	Board of Directors
Brian Hughes	52	President, Chief Executive Officer, Secretary and Treasurer	Director
Paul Stroud	60	Chief Operating Officer
Sothi Thilairajah	39	Chief Financial Officer
Brent Petterson	45		Director
Anthony Yeats	60		Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

Directors currently serve without cash compensation and without other fixed remuneration although we are considering providing cash and or stock options to directors in the future. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Brian Hughes. Mr. Hughes became our President, Chief Executive Officer, Secretary, Treasurer and a director on October 30, upon the acquisition of Tatonka Oil and Gas Company, Inc. Mr. Hughes studied at West Point from 1973 to 1977 and graduated with a BSc in Engineering. Mr. Hughes studied at the University of Texas from 1983 to 1985 and graduated with an MSc in Petroleum Engineering at the University of Texas. From 2000 until now, Mr. Hughes has been an independent oil and gas investor. Mr. Hughes prior employment history included three years as a Petroleum Engineer at Shell before embarking on a career as an independent petroleum engineer for eighteen years. Mr. Hughes had central roles at Pennaco Energy, Ultra Petroleum and The JM Huber Corp.

Paul Stroud. Mr. Stroud became our Chief Operating Officer effective January 5, 2007. Between December 12, 2006 and January 5, 2007, Mr. Stroud was our Vice President - Engineering. Prior to joining us, Mr. Stroud was the Founder and Owner of the Sheridan, Wyoming based energy consulting firm, Solutions Team Inc from 1998 to December, 2006. Mr. Stroud's engagements at Solutions Team inc. included both Coalbed Methane and Geothermal drilling project for clients that included McMurry Oil Company, Unocal Geothermal, Ormat, Pinnacle Gas Resources, Inc. and J.M. Huber. From 1991 to 1992, Mr. Stroud was a drilling Superintendent with OESI Power Corporation. From 1978 to 1991, Mr. Stroud was a drilling superintendent and supervisor for UNOCAL. From 1973 to1978, Mr. Stroud was a drilling supervisor with Atlantic Oil Co. From 1972 to 1973, Mr. Stroud was a drilling supervisor and engineer with Shell Oil Co. Mr. Stroud studied at Sacramento State College from 1968 to 1971 and graduated with a BA with majors in Political Science and History and a minor in Civil Engineering. Mr. Stroud was certified as a Mud Engineer by Dresser in January of 1980 and completed a number of drilling technology course at both Shell Oil Drilling and UNOCAL.

Sothi Thillairajah. Mr. Thillairajah has been our Chief Financial Officer since Decemer 19, 2006. Prior to joining us, Mr. Thillairajah was with IPEX, Inc. in San Diego, CA from July 2005 to December 2006. Between February and December 2006, Mr. Thillairajah served as IPEX’s Chief Executive Officer and as a Director. Between July 2005 and February 2006, Mr. Thillairajah served as IPEX’s Chief Operating Officer. From January 5, 2005 to July 5, 2005, Mr. Thillairajah was a Director in the derivatives group of Societe Generale, focusing on hedge funds. From April 2002 to November 2004, Mr. Thillairajah was head of linear options sales for Commerz Bank. From June 2001 to April 2002, Mr. Thillairajah studied at the New York Institute of Finance. From December 2000 to June 2001, Mr. Thillairajah was Vice President of international equity sales for BNP Paribas. From July 1997 to March 2000, Mr. Thillairajah was a principal of Bankers Trust in the international equity sales division. Mr. Thillairajah earned an MBA from the University of Chicago and he graduated cum laude with a BA in Economics from the University of Rochester.

Brent Petterson. Mr. Petterson has been a director of our company since our inception in 2001. Between inception and October 30, 2006, Mr. Petterson was our Secretary and Treasurer. Mr. Petterson obtained his Certified General Accountant designation in 1989 and has 20 years of public practice accounting experience as well as three years of property management experience. Mr. Petterson is the president of Hiatt Management Ltd., a real estate investment company since 1996, and Acony Belle Management Ltd., a financial consulting company since 2001.

Anthony Yeats. Dr. Yeats has been a director of our company since January 5, 2007. Dr. Yeats has been a director of Digital Ecosystems Corp., a publicly traded company, since February 2006. Dr. Yeats has participated in the development of numerous exploration ventures in oil and gas opportunities around the world as well as identifying some mineral projects. His career has included the role of Chief Geologist, Geophysicist and Team Leader for Royal Dutch Shell in the Middle East, Africa and the Far East; Exploration Coordinator for BP’s Global Basin Group, and Chief Geologist for a number of regional acquisitions undertaken by British Petroleum at a variety of locations throughout the Middle East, Africa, Canada and Europe. Before joining us, in 1999 Dr. Yeats started Cambridge Earth Sciences Limited, which provides private research and consulting services for companies engaging in geology and exploration management, which Dr. Yeats continues to run. In addition, Dr. Yeats has been active as both the Vice President of a resource investment company in Canada with exploration interests in gravel, titanium, and kimberlite. Prior to 1999, Dr. Yeats was Co-ordinator for World Wide New Ventures for Total in Paris and finally Exploration Manager for Total in the Former Soviet Union where he managed teams undertaking hydrocarbon exploration in Kazakhstan, Azerbaijan, and Russia. Dr. Yeats studied at the University of Bristol from 1965 to 1968 and graduated with a BSc in Geology. Dr. Yeats studied at the University of Cambridge for 1968 to 1971 and completed his PhD in Geology.

Limitation of Liability of Directors

Our Articles of Incorporation, as amended, provide to the fullest extent permitted by Colorado law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2006, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, as our board of directors during 2006 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Conduct

We have adopted a written code of conduct that governs all of our officers, directors, employees and contractors. The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

[do we have a copy of this? We need to file as an exhibit]

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 10. EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. With the exception of Brad Leonard, we currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock awards for our officers and executives:

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compensation (1) ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Brian Hughes, CEO	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Gerry Jardine, CEO	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Employment Agreements

Sothi Thillairajah

Effective December 19, 2006, we entered into an employment agreement with Sothi Thillairajah to serve as our Chief Financial Officer. Pursuant to the agreement, Mr. Thillairajah will receive an annual base salary of $150,000. In addition, we granted Mr. Thillairajah 500,000 options to purchase shares of our common stock, with 250,000 options exercisable at $0.50 per share, 125,000 options to purchase shares of our common stock at $1.00 per share and 125,000 options to purchase shares of our common stock at $1.25 per share, with such options to vest in accordance with our stock option plan. In addition, Mr. Thillairajah is entitled to an annual bonus at the discretion of the board of directors and to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Paul Stroud

Effective December 12, 2006, we entered into an employment agreement with Paul Stroud to serve as our Vice President - Engineering. Effective January 5, 2007, the agreement was amended naming Stroud as our Chief Operating Officer Pursuant to the agreement, Mr. Stroud will receive an annual base salary of $150,000. In addition, we granted Mr. Stroud 500,000 options to purchase shares of our common stock exercisable at $1.25 per share, with such options to vest in accordance with our stock option plan. In addition, Mr. Stroud is entitled to an annual bonus at the discretion of the board of directors and to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Stock Option Plans

On November 2, 2006, our Board of Directors approved a 2006 Incentive Stock Plan, which will provide 5,500,000 shares of common stock to be issued pursuant to stock options or stock grants. The stock option plan is administered directly by our board of directors.

Subject to the provisions of the stock option plan, the board will determine who shall receive stock options and stock grants, the number of shares of common stock that may be purchased under the options or the number of shares of common stock granted, the time and manner of exercise of options and exercise prices.

As of February 12, 2007, we have issued options to purchase 5,200,000 shares of our common stock pursuant to our Incentive Stock Plan and 300,000 shares of common stock are eligible to be issued pursuant to the plan.

Option/SAR Grants in Last Fiscal Year

None.

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of February 12, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	5,200,000	$0.81	300,000
Total	5,200,000	$0.81	300,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 12, 2007:

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our officers and directors; and
• by all of our officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Brian Hughes 1515 Arapahoe Street, Tower 1 10th Floor Denver, Colorado 80202	Common Stock	15,000,000 (3)	27.27%

Paul Stroud P.O. Box 6565, Sheridan, WY 82801	Common Stock	0	0%

Sothi Thillairajah 1515 Arapahoe Street, Tower 1 10th Floor Denver, Colorado 80202	Common Stock	0	0%

Brent Petterson 1515 Arapahoe Street, Tower 1 10th Floor Denver, Colorado 80202	Common Stock	4,000,000	7.27%

Anthony Yeats 1515 Arapahoe Street, Tower 1 10th Floor Denver, Colorado 80202	Common Stock	0	0%

All Officers and Directors As a Group (5 persons)	Common Stock	19,000,000 (3)	34.55%

LMA Hughes LLP 1515 Arapahoe Street, Tower 1 10th Floor Denver, Colorado 80202	Common Stock	15,000,000 (3)	27.27%
* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 12, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based on 55,000,000 shares of common stock issued and outstanding as of February 12, 2007.

(3) Mr. Hughes is the President of Hughes Ventures, which is the general partner of LMA Hughes LLLP and has voting and investment control of the shares owned by LMA Hughes LLLP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LMA Hughes LLLP provided $650,000 in advances to the Company, which was repaid upon the closing of a private placement in October 2006. These advances were for oil and gas leases, leasehold improvements, geological surveys and equipment development purchased for Tatonka. Brian Hughes, our CEO, is the President of Hughes Ventures, which is the general partner of LMA Hughes LLLP. Mr. Hughes, his wife and three minor children are the limited partners of LMA Hughes LLLP.

LMA Hughes LLLP holds overriding royalties on the difference between the 77% net revenue interest purchased by New Pacific and the original leases purchased by the partnership. We do not anticipate granting such overrides on acreage that is acquired going forward.

Except as disclosed herein, none of our other directors or other officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the incorporation date of or in any presently proposed transaction which, in either case, has or will materially affect us. We have not entered into transactions with any member of the immediate families of the foregoing persons, nor is any such transaction proposed.

We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS.

Exhibit	Description

3.1
Articles of Incorporation, filed as an exhibit to the registration statement on Form 10-SB12G/A, filed with the Securities and Exchange Commission on November 10, 2003 and incorporated herein by reference.

3.2	Bylaws, filed as an exhibit to the registration statement on Form 10-SB12G/A, filed with the Securities and Exchange Commission on November 10, 2003 and incorporated herein by reference.

10.1
Agreement of Share Exchange and Purchase of Sale, by and among New Pacific Ventures, Inc., Tatonka Oil and Gas Company, Inc. and the shareholder of Tatonka Oil and Gas Company, Inc., previously filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on September 15, 2006 and incorporated herein by reference.

10.2	Binding Letter of Intent, dated as of January 28, 2007, by and between the Company and Seer Energy, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Selection of our Independent Registered Public Accounting Firm is made by the Board of Directors. De Leon & Company, P.A. has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by De Leon & Company, P.A. are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from De Leon & Company, P.A. that it knows of no state of facts which would impair its status as our independent public accountants. The Board of Directors has considered whether the non-audit services provided by De Leon & Company, P.A. are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired De Leon & Company, P.A.’s status as our Independent Registered Public Accounting Firm.

AUDIT FEES

The aggregate fees billed and anticipated by our auditors for professional services rendered for the audit of our annual financial statements during the years ended October 31, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal years then ended were approximately $70,000 and $3,500, respectively.

TAX FEES

Our auditors did not bill us for any tax services during fiscal years 2006 and 2005.

ALL OTHER FEES

Our auditors did not bill us for any other services during fiscal years 2006 and 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATONKA OIL AND GAS, INC.

Date: February 14, 2007	By: /s/ BRIAN HUGHES Brian Hughes
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2007	By: /s/ SOTHI THILLAIRAJAH Sothi Thillairajah
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ BRIAN HUGHES Brian Hughes	President (Principal Executive Officer) and Director	February 14, 2007

/s/ SOTHI THILLAIRAJAH Sothi Thillairajah	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2007

/s/ BRENT PETTERSON Brent Petterson	Director	February 14, 2007

/s/ ANTHONY YEATS Anthony Yeats	Director	February 14, 2007