Form 10QSB
period 2007-01-31
TATONKA OIL & GAS, INC.
filed 2007-03-22
CIK 1220819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-50190

TATONKA OIL AND GAS, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	47-0877018
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1515 Arapahoe Street, Tower 1, 10th Floor
Denver, Colorado 80202
(Address of Principal Executive Offices)

(303) 476-4100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Yes [  ]    No [X]

As of March 15 , 2007, the Company had 55,000,000 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [  ]    No [X]

TATONKA OIL AND GAS, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending January 31, 2007

Table of Contents

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets:
January 31, 2007 (Unaudited) and October 31, 2006 (Unaudited)	3

Consolidated Statements of Operations:
Three Months Ended January 31, 2007 and 2006 (Unaudited) and
Period from May 22, 2001 (Date of Inception) to January 31, 2007 (Unaudited)	4

Consolidated Statements of Cash Flows:
Three Months Ended January 31, 2007 and 2006 (Unaudited) and period from May 22, 2001
(date of inception) to January 31, 2007 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements:
January 31, 2007	7-13

Item 2. Management Discussion and Analysis	14

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
January 31, 2007 and October 31, 2006
(Unaudited)

	January 31,	October 31,
ASSETS	2007	2006

Current Assets
Cash and cash equivalents	$1,502,946	$4,441,467
Deposits	$9,201	-
Total Current Assets	1,512,147	4,441,467

Well Equipment - Note 3	158,109	-
Fixed Assets - Note 3	176,118	27,368
Oil and gas properties - Note 4	3,683,631	1,950,126
Deposits	46,534	30,000
Goodwill - Note 1	6,940,918	6,940,918
Total Assets	$12,517,457	$13,389,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$948,429	$490,351
Due to related parties - Note 5	372,861	897,861
Total Current Liabilities	1,321,290	1,388,212

Total Liabilities	1,321,290	1,388,212

Stockholders’ Equity

Preferred stock
25,000,000 shares authorized at $0.001 par value,
none issued or outstanding
Common stock
100,000,000 shares authorized at $0.00025 par value,
55,000,000 and 5,000,000 shares issued and outstanding at January 31, 2007 and October 31, 2006 respectively	13,750	11,250
Additional paid-in capital	12,492,389	7,497,750
Common stock to be issued - Note 1	-	4,613,306
Deficit accumulated during the exploration stage	(1,309,972)	(120,639)
Total Stockholders’ Equity	11,196,167	12,001,667

Total Liabilities and Stockholders’ Equity	$12,517,457	$13,389,879

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended January 31, 2007 and 2006 and
for the period May 22, 2001 (Date of Inception) to January 31, 2007
(Unaudited)

			May 22, 2001
			(Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2007	2006	2007

Interest income	$1,770	$18	$24,738

Expenses
Consulting	134,755	-	134,755
Depreciation	6,932	-	6,932
Expired leases	78,038	-	78,038
General and administrative	29,750	2,045	57,849
Insurance	33,532	-	33,532
Mineral property costs	-	-	25,500
Professional fees	53,378	-	125,386
Rent	30,731	1,500	48,731
Software and Product development - Note 7	54,324	-	54,324
Stock based compensation	383,833	-	383,833
Travel and entertainment	57,709	-	57,709
Wages and benefits	328,121	-	328,121

	1,191,103	3,545	1,334,710

Net loss for the period	$(1,189,333)	$(3,527)	$(1,309,972)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	55,000,000	30,000,000

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 22, 2001 (Date of Inception) to January 31, 2007
(Unaudited)

							Deficit
							Accumulated		Total
	Common Stock			Additional	Shares		During the		Stockholders
	Number			Paid In	To be		Exploration		Equity
	Shares	Amount		Capital	Issued		Stage		(Deficiency)

Balance, May 22, 2001(Date of Inception)	--	$-	--	$--	$-	--	$-	--	$-	$--
Issuance of common stock for cash - at $0.00025	36,000,000		9,000	-		-		-		9,000

Net loss for the period	-		-	-		-		-		-

Balance, October 31, 2001	36,000,000		9,000	-		-		-		9,000
Net loss for the year 2002	-		-	-		-		(6,300)		(6,300)

Balance, October 31, 2002	36,000,000		9,000	-		-		(6,300)		2,700
Net loss for the year 2003	-		-	-		-		(13,045)		(13,045)

Balance, October 31, 2003	36,000,000		9,000	-		-		(19,345)		(10,345)
Net loss for the year 2004	-		-	-		-		(23,233)		(23,233)

Balance, October 31, 2004	36,000,000		9,000	-		-		(42,578)		(33,578)
Net loss for the year 2005	-		-	-		-		(23,622)		(23,622)

Balance, October 31, 2005	36,000,000		9,000	-		-		(66,200)		(57,200)

Cancelled common shares	(6,000,000)		(1,500)	1,500		-		-		--
Issuance of common stock on acquisition of Tatonka Oil and Gas Company, Inc., October 30, 2006 - at $0.50 - Note 2	15,000,000		3,750	7,496,250		-		-		7,500,000
Private placement proceeds -Note 2	-		-	-		5,000,000		-		5,000,000
Less: share issue costs	-		-	-		(386,694)		-		(386,694)
Net loss for the year 2006	-		---	-		-		(54,439)		(54,439)

Balance, October 31, 2006	45,000,000		11,250	7,497,750		4,613,306		(120,639)		12,001,667

Private placement shares issued - Note 2 - at $0.50	10,000,000		2,500	4,997,500		(5,000,000)		-		-
Less: share issue costs	-		--	(386,694)		386,694		-		-
Stock-based compensation - Note 6	-		--	383,833		-		-		383,833
Net loss for the period	-		--	-		-		(1,189,333)		(1,189,333)

Balance, January 31, 2007	55,000,000		$13,750	$12,492,389		$-0-		$(1,309,972)		$11,196,167

The number of common shares outstanding reflects the four for one forward split effective October 30, 2006 (Note 1).

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended January 31, 2007 and 2006 and
for the period May 22, 2001 (Date of Inception) to January 31, 2007
(Unaudited)

				May 22, 2001
				(Date of
	Three months ended			Inception) to
	January 31,			January 31,
	2007		2006	2007

Cash Flows from Operating Activities
Net loss for the period	$(1,189,333)		$(3,527)	$(1,309,972)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	6,932		-	6,932
Stock based compensation	383,833		-	383,833
Changes in non-cash working capital balances:
Current Deposits	(25,735)		-	(25,735)
Accounts payable and accrued liabilities	774,772		3,500	369,136

Net cash used by operating activities	(49,531)		(27)	(575,806)

Cash Flows used in Investing Activities

Well Equipment	(158,109)		-	(158,109)
Oil and gas properties	(1,733,505)		-	(1,733,505)
Fixed Assets	(155,682)		-	(155,682)
Cash acquired on acquisition of Tatonka Oil and Gas Company, Inc.	-		-	3,742

Net cash used by investing activities	(2,047,296)		-	(2,043,554)

Cash Flows from Financing Activities
Proceeds from issuance of common stock Due to related parties	(316,694 (525,000	) )	-	4,622,306 (500,000)
Net cash used by financing activities	(841,694)		-	4,122,306

Increase (decrease) in cash and cash equivalents	(2,938,521)		(27)	1,502,946

Cash and cash equivalents, beginning of the period	4,441,467		2,300	-

Cash and cash equivalents, end of the period	$1,502,946		$2,273	$1,502,946

Non Cash transactions - Note 9

The accompanying notes are an integral part of these consolidated financial statements

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

Note 1	Interim Reporting and Significant Accounting Policies

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2006 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2006 annual financial statements. Certain amounts in the previous financial statements have been changed to conform with the presentation of the January 31, 2007 financial statements.

Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ended October 31, 2007.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tatonka Oil and Gas Company, Inc. All inter-company transactions and balances have been eliminated.

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

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

Note 1	Interim Reporting and Significant Accounting Policies (continued)

Asset Retirement Obligations

The Corporation recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at January 31, 2007, the fair value of the oil and gas property’s site restoration costs is insignificant.

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

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

Note 1	Interim Reporting and Significant Accounting Policies (continued)

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

Note 2	Nature and Continuance of Operations

The Company was incorporated under the laws of the State of Colorado on May 22, 2001 as New Pacific Ventures, Inc. Effective June 1, 2006, the Company changed its name to Tatonka Oil and Gas, Inc.

The Company’s share capital is comprised of authorized common stock of 100,000,000 shares at $0.00025 par value and preferred stock of 25,000,000 shares at $0.001 par value with none of the preferred shares outstanding as of January 31, 2007. The preferred shares are non-cumulative and non-voting and may be issued in one or more series with terms at the discretion of the Board of Directors. The common shareholders have a right to one vote per share held.

At inception, the Company completed a private placement offering of 9,000,000 common shares for cash proceeds of $9,000. During the year ended October 31, 2006, the common shares were forward split on a four for one basis and 6,000,000 post-split common shares were cancelled.

On October 30, 2006, the Company issued 15,000,000 post-split common shares at $0.50 per share to acquire 100% of the issued and outstanding shares of Tatonka Oil & Gas Company, Inc. (the “Subsidiary”). The entities consolidated in these financial statements include the parent, Tatonka Oil & Gas, Inc., and the Subsidiary.

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

Note 2	Nature and Continuance of Operations - (cont’d)

The purchase price of the Subsidiary was allocated as follows:

Cash	$3,742
Deposit	30,000
Oil and gas properties	1,950,126
Goodwill	6,940,918
Equipment	27,368
Current liabilities	(1,452,154)

Total acquisition cost - 15,000,000 common shares	$7,500,000

Concurrent with the closing of the acquisition, the Company completed a private placement of 10,000,000 common shares at $0.50 for proceeds of $5,000,000. The Company incurred share issue costs totalling $386,694 with respect to this private placement. These shares were issued on December 13, 2006.

The Company is in the exploration stage and is in the process of acquiring and exploring oil and gas properties located in the United States of America. The recoverability of amounts shown for oil and gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest therein, the ability of the Company to obtain necessary financing to complete their development and upon future profitable production or proceeds from their disposition.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2007, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations for the next fiscal year, has accumulated losses of $1,309,972 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

Note 3	Fixed Assets & Well Equipment:

All fixed assets are recorded at cost. Depreciation is provided for using the straight-line Method as follows:

	January 31,			October 31,
	2007			2006
		Accumulated
Asset Class	Cost	Depreciation	Net	Net
Lease & Well equipment	$68,369	$896	$67,473	$--
Computer hardware	43,161	2,683	40,478	17,412
Computer software	67,419	3,202	64,217	9,083
Office furniture and fixtures	4,101	151	3,950	873

Total	$183,050	$6,932	$176,118	$27,368

Estimates for the life of fixed assets are as following:

Lease & Well Equipment - Other	10 years
Lease & Well Equipment - Surface Casings	2 years
Computer hardware	3 years
Computer software	2 years
Office furniture & fixtures	5 years

During the quarter ended January 31, 2007, the Company purchased well equipment costing $158,109 for future drilling activities. This equipment has not been put to use yet and hence no depreciation expense has been recorded for this equipment.

Note 4	Oil and Gas Properties

The Company has acquired leases in unproved oil and gas properties located in Colorado and Wyoming, USA. Under the terms of the lease agreements the Company is required to pay its share of royalties and other obligations.

Pursuant to such contracts, as at January 31, 2007, the Company is obligated to pay $296,494 to maintain the leases as follows:

Year end October 31,	2007	$60,503
	2008	67,392
	2009	65,244
	2010	52,845
	2011	17,186
	2012	17,006
	2013	8,044
	2014	4,065
	2015	4,065
	2016	144

Total		$296,494

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

Note 4	Oil and Gas Properties - (cont’d)

This amount does not contemplate funds required for exploration.

On January 28, 2007, the Company signed a letter of intent to purchase a net revenue interest of approximately 80% in leases totalling 6,847 acres in the United States for $1,960,000. The agreement requires a deposit of $196,000 within 30 days and the remaining $1,764,000 by July 25, 2007. The company paid the deposit of $ 196,000 on February 27, 2007.

Note 5	Related Party Transactions

Amounts due to related parties consist of advances from a director of the Company and from a shareholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment. The company repaid $525,000 of these advances during the three months ended January 31, 2007. A total of $372,861 is payable to Mr. Brian Hughes, CEO of the company.

Note 6	Stock Purchase Options

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation.

On November 2, 2006, the Company approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options. As at January 31, 2007, the Company had 5,012,500 stock options outstanding.

On November 2, 2006, the Company granted 4,162,500 employee incentive stock options exercisable until November 2, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. These options are exercisable at the following prices:

Number of Options	Exercise Price

2,081,250	$0.50
1,040,625	$1.00
1,040,625	$1.25

4,162,500

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

The fair value of these share purchase options which were granted during the three months ended January 31, 2007 was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

Note 6	Stock Purchase Options - (cont’d)

Risk free rate	4.75%
Dividend yield	0%
Weighted average expected volatility	77%
Weighted average expected option life	5 yrs

Weighted average fair value of options	$0.92
Total options outstanding	5,012,500
Total fair value of options outstanding	$4,605,995

We do not foresee any forfeiture of options. During the three months ended January 31, 2007, the Company recorded stock based compensation expense of $383,833 in accordance with SFAS 123R.

The dilutive effect due to exercise of outstanding stock options using the if-converted method is negligible as these stock options convert to 1,040,625 weighted average equivalent common shares, diluting the loss per share by $0.0004.

Note 7	Software & Product Development - AWCS

The company is engaged in development of Advanced Well Control Systems (AWCS). This research and development exercise if geared towards developing highly efficient well pumping control systems and other refined energy management solutions with specific emphasis in the oil and gas industry.

Note 8	Subsequent Events

On January 28, 2007, the Company signed a letter of intent to purchase a net revenue interest of approximately 80% in leases totalling 6,847 acres in the United States for $1,960,000. The agreement requires a deposit of $196,000 within 30 days and the remaining $1,764,000 by July 25, 2007. The company paid the deposit of $ 196,000 on February 27, 2007.

On February 10, 2007, the Company granted 75,000 employee incentive stock options exercisable at $1.50 until February 10, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

Note 9	Non-Cash Transactions:

Transactions that did not have a direct impact on cash flows during the three months ended January 31, 2007 are as given below:

i) The company recorded stock compensation expense of $383,833 on stock option grants made during the quarter  ended January 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned projects, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Operations Plans

We have acquired approximately 16,800 net acres of undeveloped coalbed methane (CBM) acreage in Northern Colorado’s Sand Wash River Basin on which we have a minimum of 77% net revenue interest. Approximately 1,300 of these acres were acquired in the quarter ended January 31, 2007. In addition, we have acquired 21,500 net acres in the Powder River Basin of Wyoming, on which we have a minimum of 77% to a maximum of 87.5% net revenue interest, which is a pure oil exploration play. Approximately 12,700 of these acres were acquired in the quarter ended January 31,2007

On January 28, 2007, we signed a letter of intent to purchase leases on approximately 6,847 acres with a net revenue interest of approximately 80% in Wyoming for $1,960,000. Eight oil wells have previously been drilled the property and the acreage and also encompasses approximately eight miles of pipeline. The agreement required a deposit of $196,000 within 30 days and the remaining $1,764,000 by July 25, 2007.

One test well was drilled in the quarter ended January 31, 2007. The data collected thus far is incomplete. The well will require completion and further testing to define the resource due to failure by the operational and exploration management to secure mud logging data through the critical areas of potential production. Because of the small sample size of the sidewall core used to sample the coals, the impact of systematic and operational difficulties could be tremendous. Further, undocumented loss of drilling fluids to formation could have resulted in flushing of gas away from the near-well bore portion of the reservoir. The use of polymer drilling fluids may have exacerbated problems caused by potential gas flushing by blocking the flushed gas from returning to the well bore. The condition was further aggravated by substantive cost over-runs. Additional work will be required to ascertain gas saturation and permeability. Immediate management changes were implemented to address the supervisory breakdown on the drilling of the well.

A pilot program of 16 wells is being proposed for the remainder of fiscal year 2007. The completion of this task will require additional capital beyond what we currently have on hand. We currently do not have any contracts or commitments for additional capital, and no assurances can be given that additional capital will be available to us on terms we deem acceptable, if at all.

At the point that the pilot program is complete, we plan to expand the drilling operations on our pilot program in the Sand Wash acreage to the Coal Bed Methane seams not being exploited by the initial 16 well pilot. We will undertake to maximize production from the initial wells while continuing to drill additional wells on new acreage that is acquired.

We also plan on pursuing oil and gas operations on some or all of our properties, including the acquisition of additional acreage through leasing, farm-ins or option and participation agreements in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

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

Liquidity and Capital Resources

As at January 31, 2007, we had $1,502,946 in available cash. During the quarter, we repaid $525,000 of the money owed to Mr. Brian Hughes, our CEO. At of January 31, 2007, we owed Mr. Brian Hughes $372,861 for advances made by him to us. The accounts payables and accrued liabilities increased by $774,772 during the quarter and this increase is mainly attributed to the drilling activities undertaken during the quarter.

We plan to continue to provide for our capital needs by issuing equity securities. The included financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next three months and that we will require an additional $25,000,000 to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

Results of Operations for the three months ended January 31, 2007 compared to the three months ended January 31, 2006

Revenue. For the three months ended January 31, 2007 and January 31, 2006 there were no revenues from oil and gas activities. For the three months ended January 31, 2007, revenues of $1,770 consisted solely from interest income from funds deposited at financial institutions. Comparative revenue for the three months ended January 31, 2006 was $18.

Operating Expenses. For the three months ended January 31, 2007 operating expenses of $1,191,103 consisted primarily of wages and benefits of $328,121, consulting and professional fees of $187,360 and lease operating expenses of $78,038. For the three months ended January 31, 2007, operating expenses were $60,481 consisting of general and administrative expenses of $29,750 and rental expense of $30,731. For the three months ended January 31, 2006, operating expenses were $3,545 consisting of general and administrative expenses of $2,045 and rental expense of $1,500. We are developing advanced well pumping control systems (AWCS) and other refined energy management solutions with specific focus on the oil and gas industry. We incurred $119,995 in consulting fees, $43,615 in salaries and $54,324 in software and product development expenses relating to AWCS during the three months ended January 31, 2007. There were no expenses relating to AWCS in the three months ended January 31, 2006.

Our gross investments in fixed assets and oil and gas properties increased by $313,791 and $1,733,505, respectively, during the three months ended January 31, 2007. Investments in oil and gas properties mainly consisted of $667,084 spent towards additional leasehold costs incurred during the three months ended January 31, 2007 and $1,066,421 spent towards drilling activities undertaken during this quarter. Out of the leasehold costs of $667,084, we spent $146,585 and $419,824 for acquiring new acreage of 3,282 acres in Campbell and 9,483 acres in Weston counties in Wyoming, respectively, and $40,000 for acquiring 1,362 acres in Moffat county - Sandwash prospect. Leasehold costs also included $52,000 for surface use agreement payments paid for Moffat county and $8,675 in lease rentals paid for Weston county. We did not make any investments in fixed assets or oil and gas properties for the three months ended January 31, 2006.

In the three months ended January 31, 2007 we incurred $316,694 in share issues expenses, which was reflected as a part of accounts payables in the three months ended October 31, 2006. No share issue expenses were incurred for the three months ended January 31, 2006.

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

Our financial statements have been prepared in accordance with the generally accepted accounting principles (US GAAP). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At October 31, 2006 and January 31, 2007, the fair value of the oil and gas property’s site restoration costs is insignificant.

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

Stock-based Compensation

We have adopted SFAS No. 123R “Accounting for Stock Based Compensation” for accounting of stock-based compensation. The company recognizes stock-based compensation expense using a fair value based method. We have a stock option plan in place that we intend to modify as needed.

On November 2, 2006, we approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options, which plan was amended and restated on March 20, 2007. As at January 31, 2007, we had 5,012,500 stock options outstanding. During the three months ended January 31, 2007, we recorded stock based compensation expense of $383,833 in accordance with SFAS 123R. No stock based compensation expense was recognized in any prior year.

On November 2, 2006, we granted 4,162,500 employee incentive stock options exercisable until November 2, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. These options are exercisable at the following prices:

Number of Options	Exercise Price

2,081,250	$0.50
1,040,625	$1.00
1,040,625	$1.25

4,162,500

On December 12, 2006, we granted 550,000 employee incentive stock options exercisable at $1.25 until December 12, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

On January 30, 2007, we granted 300,000 employee incentive stock options exercisable at $1.40 until January 30, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

The fair value of these share purchase options which were granted during the three months ended January 31, 2007 was determined using our historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4.75%
Dividend yield	0%
Weighted average expected volatility	77%
Weighted average expected option life	5 yrs

Weighted average fair value of options	$0.92
Total options outstanding	5,012,500
Total fair value of options outstanding	$4,605,995

We do not foresee any forfeiture of options. The dilutive effect due to exercise of outstanding stock options using the if-converted method is negligible as these stock options convert to 1,040,625 weighted average equivalent common shares, diluting the loss per share by $0.0004.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 30, 2006, we closed a private placement, in which we issued 10 million shares of common stock to 21 accredited investors, at a purchase price of $0.50 per share. This issuance of common stock is exempt from the registration requirements under Rule 506 of Regulation D and Rule 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

4.1	Amended and restated 2006 Incentive Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATONKA OIL AND GAS, INC.

Date: March 22, 2007	By:	/s/ BRIAN HUGHES
Brian Hughes
Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2007	By:	/s/ SOTHI THILLAIRAJAH
Sothi Thillairajah
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)