Form 10QSB
period 2007-04-30
TATONKA OIL & GAS, INC.
filed 2007-06-19
CIK 1220819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2007

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

Yes [  ]    No [X]

As of June 18, 2007, the Company had 55,000,000 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [  ]    No [X]

TATONKA OIL AND GAS, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending April 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets:
April 30, 2007 (Unaudited) and October 31, 2006 (Audited)	3

Consolidated Statements of Operations:
Three and Six Months Ended April 30, 2007 and 2006 (Unaudited) and
Period from May 22, 2001 (Date of Inception) to April 30, 2007 (Unaudited)	4

Consolidated Statements of Cash Flows:
Six Months Ended April 30, 2007 and 2006 (Unaudited) and eriod from May 22, 2001 (Date of Inception) to April 30, 2007 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements:April 30, 2007	6-10

Item 2. Management Discussion and Analysis	14

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
April 30, 2007 and October 31, 2006
(Unaudited)

	April 30,	October 31,
ASSETS	2007	2006

Current Assets
Cash and cash equivalents	$13,358	$4,441,467
Prepaid Expenses	23,909	-
Total Current Assets	37,267	4,441,467

Well Equipment - Note 3	161,534	-
Fixed Assets - Note 3	183,574	27,368
Oil and gas properties - Note 4	4,103,695	1,950,126
Long term deposits	228,718	30,000
Goodwill - Note 1	6,940,918	6,940,918
Total Assets	$11,655,706	$13,389,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$866,470	$490,351
Due to related parties - Note 5	407,301	897,861
Total Current Liabilities	1,273,771	1,388,212

Total Liabilities	1,273,771	1,388,212

Stockholders’ Equity

Preferred stock
25,000,000shares authorized at $0.001 par value, none issued or outstanding
Common stock
100,000,000shares authorized at $0.00025 par value, 55,000,000 and 45,000,000 shares issued and outstanding at April 30, 2007 and October 31, 2006, respectively	13,750	11,250

Additional paid-in capital	12,881,839	7,497,750
Common stock to be issued	-	4,613,306
Deficit accumulated during the exploration stage	(2,513,654)	(120,639)
Total Stockholders’ Equity	10,381,935	12,001,667

Total Liabilities and Stockholders’ Equity	$11,655,706	$13,389,879

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended April 30, 2007 and 2006 and for the period May 22, 2001 (Date of Inception) to April 30, 2007
(Unaudited)

					May 22, 2001
	Three months ended April 30,		Six months ended April 30,		(Date of Inception) to April 30,
	2007	2006	2007	2006	2007

Expenses
Consulting	181,216	-	315,971	-	315,971
Depreciation	16,276	-	23,208	-	23,208
Expired leases	-	-	78,038	-	78,038
General and administrative	28,375	3,061	51,077	6,606	79,176
Insurance	20,353	-	53,885	-	53,885
Mineral property costs	-	-	-	-	25,500
Payroll Expenses	22,967		48,693		48,693
Professional fees	92,513	-	145,891	-	217,899
Rent	59,703	-	95,599	-	113,599
Software development - Note 7	36,734	-	91,057	-	91,057
Stock based compensation	389,450	-	773,283	-	773,283
Travel and entertainment	111,632	-	169,340	-	169,340
Wages and benefits	244,878	-	549,158	-	549,158

	1,204,097	3,061	2,395,200	6,606	2,538,807

Other Income
Interest income	$415	$5	$2,185	$23	$25,153

Net loss for the period	$(1,203,682)	$(3,056)	$(2,393,015)	$(6,583)	$(2,513,654)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of shares outstanding	55,000,000	9,000,000	52,666,667	9,000,000

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 22, 2001 (Date of Inception) to April 30, 2007
(Unaudited)

Deficit
					Accumulated	Total
	Common Stock		Additional	Shares	During the	Stockholders
	Number		Paid In	To be	Exploration	Equity
	Shares	Amount	Capital	Issued	Stage	(Deficiency)

Balance, May 22, 2001(Date of Inception)	--	$--	$-	$-	$-	$-
Issuance of common stock for cash - at $0.00025	36,000,000	9,000	-	-	-	9,000

Net loss for the period	-	-	-	-	-	-

Balance, October 31, 2001	36,000,000	9,000	-	-	-	9,000
Net loss for the year 2002	-	-	-	-	(6,300)	(6,300)

Balance, October 31, 2002	36,000,000	9,000	-	-	(6,300)	2,700
Net loss for the year 2003	-	-	-	-	(13,045)	(13,045)

Balance, October 31, 2003	36,000,000	9,000	-	-	(19,345)	(10,345)
Net loss for the year 2004	-	-	-	-	(23,233)	(23,233)

Balance, October 31, 2004	36,000,000	9,000	-	-	(42,578)	(33,578)
Net loss for the year 2005	-	-	-	-	(23,622)	(23,622)

Balance, October 31, 2005	36,000,000	9,000	-	-	(66,200)	(57,200)

Cancelled common shares	(6,000,000)	(1,500)	1,500	-	-	--
Issuance of common stock on acquisition of Tatonka Oil and Gas Company, Inc., October 30, 2006 - at $0.50	15,000,000	3,750	7,496,250	-	-	7,500,000
Private placement proceeds	-	-	-	5,000,000	-	5,000,000
Less: share issue costs	-	-	-	(386,694)	-	(386,694)
Net loss for the year 2006	-	---	-	-	(54,439)	(54,439)

Balance, October 31, 2006	45,000,000	11,250	7,497,750	4,613,306	(120,639)	12,001,667

Private placement shares issued - at $0.50	10,000,000	2,500	4,997,500	(5,000,000)	-	-
Less: share issue costs	-	--	(386,694)	386,694	-	-
Stock-based compensation	-	--	383,833	-	-	383,833
Net loss for the period	-	--	-	-	(1,189,333)	(1,189,333)

Balance, January 31, 2007	55,000,000	$13,750	$12,492,389	$-0-	$(1,309,972)	$11,196,167

Stock-based compensation - Note 6	-	-	389,450			389,450
Net Loss for the period	-	-	-	-	(1,203,682)	(1,203,682)

Balance, April 30, 2007	55,000,000	$13,750	$12,881,839	$-0-	(2,513,654)	$10,381,935

The number of common shares outstanding reflects the four for one forward split effective October 30, 2006 (Note 1).

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended April 30, 2007 and 2006 and
for the period May 22, 2001 (Date of Inception) to April 30, 2007
(Unaudited)

				May 22, 2001
	Six months ended April 30,			(Date of Inception) to April 30,
	2007		2006	2007

Cash Flows from Operating Activities
Net loss for the period	(2,393,015)		$(6,583)	$(2,513,654)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	23,208		-	23,208
Stock based compensation	773,283		-	773,283
Changes in non-cash working capital balances:
Current Deposits	(198,718)		-	(198,718)
Prepaid Expenses	(23,909)		-	(23,909)
Accounts payable and accrued liabilities	692,813		4,575	287,177

Net cash used by operating activities	(1,126,338)		(2,008)	(1,652,613)

Cash Flows used in Investing Activities

Well Equipment	(161,534)		-	(161,534)
Oil and gas properties	(2,153,569)		-	(2,153,569)
Fixed Assets	(179,414)		-	(179,414)
Cash acquired on acquisition of Tatonka Oil and Gas Company, Inc.	-		-	3,742

Net cash used by investing activities	(2,494,517)		-	(2,490,775)

Cash Flows from Financing Activities
Proceeds from issuance of common stock Due to related parties	(316,694 (490,560	) )	-	4,622,306 (465,560)
Net cash (used) provided by financing activities	(807,254)		-	4,156,746

Increase (decrease) in cash and cash equivalents	(4,428,109)		(2,008)	13,358

Cash and cash equivalents, beginning of the period	4,441,467		2,300	-

Cash and cash equivalents, end of the period	$13,358		$292	$13,358

The Company did not expend any cash for interest or taxes for the six months ended April 30, 2007 and 2006.

The accompanying notes are an integral part of these financial statements

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited)

Note 1	Interim Reporting and Significant Accounting Policies

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2006 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2006 annual financial statements. Certain amounts in the previous financial statements have been changed to conform with the presentation of the April 30, 2007 financial statements.

Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that can be expected for the year ended October 31, 2007. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

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

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited)

Note 1	Interim Reporting and Significant Accounting Policies (continued)

Oil and Gas Properties - (cont’d)

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at April 30, 2007, the fair value of the oil and gas property’s site restoration costs is insignificant.

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

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited)

Note 1	Interim Reporting and Significant Accounting Policies (continued)

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

The Company’s share capital is comprised of authorized common stock of 100,000,000 shares at $0.00025 par value and preferred stock of 25,000,000 shares at $0.001 par value with none of the preferred shares outstanding as of April 30, 2007. The preferred shares are non-cumulative and non-voting and may be issued in one or more series with terms at the discretion of the Board of Directors. The common shareholders have a right to one vote per share held.

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

The purchase price of the Subsidiary was allocated as follows:

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited)

Note 2	Nature and Continuance of Operations - (cont’d)

Cash	$3,742
Deposit	30,000
Oil and gas properties	1,950,126
Goodwill	6,940,918
Equipment	27,368
Current liabilities	(1,452,154)

Total acquisition cost - 15,000,000 common shares	$7,500,000

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2007, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations for the next fiscal year, has accumulated losses of $2,513,654 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3	Fixed Assets & Well Equipment:

All fixed assets are recorded at cost. Depreciation is provided for using the straight-line Method as follows:

	April 30,			October 31,
	2007			2006
		Accumulated
Asset Class	Cost	Depreciation	Net	Net
Lease & Well equipment	$68,369	$3,583	$64,786	$--
Computer hardware	51,184	6,488	44,696	17,412
Computer software	83,128	12,781	70,347	9,083
Office furniture and fixtures	4,101	356	3,745	873

Total	$206,782	$23,208	$183,574	$27,368

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited)

Note 3	Fixed Assets & Well Equipment - (cont’d)

Estimates for the life of fixed assets are as following:

Lease & Well Equipment - Other	10 years
Lease & Well Equipment - Surface Casings	2 years
Computer hardware	3 years
Computer software	2 years
Office furniture & fixtures	5 years

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

Pursuant to such contracts, as at April 30, 2007, the Company is obligated to pay $313,892 to maintain the leases as follows:

Year end October 31,	2007	$60,503
	2008	69,325
	2009	67,177
	2010	54,778
	2011	19,119
	2012	18,940
	2013	9,977
	2014	5,998
	2015	5,998
	2016	2,077

Total		$313,892

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
April 30, 2007
(Unaudited)

Note 5	Related Party Transactions

Amounts due to related parties consist of advances from a director of the Company and from a shareholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment. The company repaid $525,000 of these advances during the three months ended January 31, 2007. During the quarter ended April 30, 2007, the company acquired additional $34,440 from Mr. Brian Hughes, former CEO as unsecured loan. As at April 30, 2007 a total of $407,301 is payable to Mr. Brian Hughes.

Note 6	Stock Purchase Options

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation.

On November 2, 2006, the Company approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options, which plan was amended and restated on March 20, 2007. As at April 30, 2007, the Company had 5,025,000 stock options outstanding.

On November 2, 2006, the Company granted 4,162,500 employee incentive stock options exercisable until November 2, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. These options are exercisable at the following prices:

Number of Options	Exercise Price

2,081,250	$0.50
1,040,625	$1.00
1,040,625	$1.25

4,162,500

Of the above mentioned options, a total of 562,500 options were cancelled during the quarter ended April 30, 2007.

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

On February 10, 2007 the Company granted 75,000 employee incentive stock options exercisable at $1.50 until February 10, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

On February 26, 2007, the Company granted 350,000 employee incentive stock options exercisable at $1.40 until February 26, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

On March 3, 2007, the Company granted 150,000 employee incentive stock options exercisable at $1.50 until March 3, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

Tatonka Oil and Gas, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Unaudited)

Note 6	Stock Purchase Options - (cont’d)

The fair value of these share purchase options which were granted during the three months ended April 30, 2007 was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4.75%
Dividend yield	0%
Weighted average expected volatility	89%
Weighted average expected option life	5 yrs

Weighted average fair value of options	$0.94
Total options outstanding	5,025,000
Total fair value of options outstanding	$4,956,064

We do not foresee any forfeiture of options. During the three months ended April 30, 2007, the Company recorded stock based compensation expense of $389,450 in accordance with SFAS 123R.

The anti dilutive effect due to exercise of outstanding stock options using the if-converted method is negligible as these stock options convert to 1,390,625 weighted average equivalent common shares, diluting the loss per share by $0.0012.

Note 7	Software & Product Development - AWCS

The company is engaged in development of Advanced Well Control Systems (AWCS). This research and development exercise if geared towards developing highly efficient well pumping control systems and other refined energy management solutions with specific emphasis in the oil and gas industry.

Note 8	Income Taxes

The Company has accumulated an operating loss available for carry forward of approximately $2,513,000, which will expire in the year 2027. The tax benefit of approximately $854,000 resulting from the loss carry forward has been offset by a valuation reserve because the losses are unlikely to be realized.

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

Operations Plans

We have acquired approximately 15,300 net acres of undeveloped Coal Based Methane, or CBM, acreage in Northern Colorado’s Sand Wash River Basin on which we have a 77% net revenue interest. In addition, we have acquired 22,800 net acres in Powder River Basin of Wyoming, on which we have a 77% net revenue interest, which is a pure oil exploration play. Approximately 1,300 of these acres were acquired in the quarter ended April 30, 2007.

On January 28, 2007, we signed a letter of intent to purchase leases on approximately 6,847 acres with a net revenue interest of approximately 80% in Wyoming for $1,960,000. Eight oil wells have previously been drilled the property and the acreage and also encompasses approximately eight miles of pipeline. The agreement required a deposit of $196,000 within 30 days and the remaining $1,764,000 by July 25, 2007. The deposit of $196,000 was paid on February 27, 2007.

One test well was drilled in the quarter ended January 31, 2007. The data collected is being interpreted. The well will require completion and further testing to define the resource. No drilling activity was undertaken during the quarter ended April 30, 2007.

A pilot program of 16 wells is being proposed during the third and fourth quarters of fiscal 2007. The completion of this task will require additional capital beyond what we currently have on hand. We currently do not have any contracts or commitments for additional capital, and no assurances can be given that additional capital will be available to us on terms we deem acceptable, if at all.

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

Gas wells have production rates that naturally decline over time, and that decline must be replaced to maintain or increase total gas production. Decline rates depend on the type of gas reservoir; for CBM reservoirs, this can be 7% to 25% per year. In other words, CBM well production rates can be expected to halve every three to ten years, and we have to drill 7% to 25% more wells annually just to keep up with declines from existing wells.

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

Liquidity and Capital Resources

As at April 30, 2007, we had $13,358 in available cash. At April 30, 2007, we owed Mr. Brian Hughes, our former CEO, $407,301 for advances made by him to us. The balance of accounts payables and accrued liabilities reduced by $81,959 because of payments made during the quarter ended April 30, 2007. During the quarter ended April 30, 2007, we also paid $196,000 as the initial portion of the $1,960,000 contractual payment towards acquisition of net revenue interest of approximately 80% in leases totaling 6,847 acres in United States. The remaining contractual payment of $1,764,000 is required to be paid by July 25, 2007.

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

Results of operations for the three months ended April 30, 2007 compared to the three months ended April 30, 2006

Revenues. For the three months ended April 30, 2007 and April 30, 2006 there were no revenues from oil and gas activities. For the three months ended April 30, 2007, revenues of $415 consisted solely from interest income from funds deposited at financial institutions. Comparative revenues for the three months ended April 30, 2006 were $5.

Operating Expenses. During the three months ended April 30, 2007, we did not undertake any further drilling activities. For the three months ended April 30, 2007 operating expenses of $1,204,097 consisted primarily of wages and benefits of $244,878, consulting and professional fees of $273,729, general and administrative expenses of $236,337 and occupancy expenses of $59,703. There were non-cash expenses of $389,459 for stock based compensation. For the three months ended April 30, 2006, operating expenses were $3,061 consisting of general and administrative expenses. We are indigenously developing advanced well pumping control systems (AWCS) and other refined energy management solutions with specific focus on the oil and gas industry. We incurred $134,656 in consulting fees, $43,280 in salaries and $36,734 in software and product development expenses relating to AWCS during the three months ended April 30, 2007. There were no expenses relating to AWCS in the three months ended April 30, 2006.

Our investments in fixed assets and oil and gas properties increased by $27,157 and $420,064, respectively, during the three months ended April 30, 2007. Investments in oil and gas properties mainly consisted of $65,327 spent towards additional leasehold costs incurred during the three months ended April 30, 2007 and $354,737 spent towards drilling activities undertaken during the three months ended January 31, 2007. Out of the leasehold costs of $65,327, we spent $19,205 and $1,164 towards bonus considerations paid for Weston and Campbell counties in Sandwash prospect, respectively. Leasehold costs also included lease rentals of $37,361 and $530 paid for acreages in Moffat county and Powder River basin, respectively. We had not made any investments in fixed assets and oil and gas properties for the three months ended April 30, 2006.

Results of operations for the six months ended April 30, 2007 compared to the six months ended April 30, 2006

Revenues. For the six months ended April 30, 2007 and April 30, 2006 there were no revenues from oil and gas activities. For the six months ended April 30, 2007, revenues of $2,185 consisted solely from interest income from funds deposited at financial institutions. Comparative revenues for the six months ended April 30, 2006 were $23.

Operating Expenses. For the six months ended April 30, 2007, operating expenses of $2,395,200 consisted primarily of wages and benefits of $549,158, consulting and professional fees of $461,862, general and administrative expenses of $437,260, lease operating expenses of $78,038 and occupancy expenses of $95,599. There were non-cash expenses of $773,283 for stock based compensation. For the six months ended April 30, 2006, operating expenses were $6,606 consisting of general and administrative expenses. We are indigenously developing advanced well pumping control systems (AWCS) and other refined energy management solutions with specific focus on the oil and gas industry. We incurred $254,651 in consulting fees, $86,895 in salaries and $91,058 in software and product development expenses relating to AWCS during the six months ended April 30, 2007. There were no expenses relating to AWCS in the six months ended April 30, 2006.

Our investments in fixed assets and oil and gas properties increased by $340,948 and $2,153,569, respectively, during the six months ended April 30, 2007. Investments in oil and gas properties mainly consisted of $732,411 spent towards additional leasehold costs incurred during the six months ended April 30, 2007 and $1,421,158 spent towards drilling activities undertaken during the six months ended April 30, 2007. Out of the leasehold costs of $732,411, we spent $439,028, $147,749 and $40,000 towards bonus considerations paid for Weston, Campbell and Moffat counties in Sandwash prospect, respectively. Leasehold costs also included lease rentals of $37,361, $8675 and $530 paid for acreages in Moffat county, Weston County and Powder River basin, respectively. We had not made any investments in fixed assets and oil and gas properties for the six months ended April 30, 2006.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At October 31, 2006 and April 30, 2007, the fair value of the oil and gas property’s site restoration costs is insignificant.

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

Stock-based Compensation

We use the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation.

On November 2, 2006, we approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options, which plan was amended and restated on March 20, 2007. As at April 30, 2007, we had 5,025,000 stock options outstanding.

On November 2, 2006, we granted 4,162,500 employee incentive stock options exercisable until November 2, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. These options are exercisable at the following prices:

Number of Options	Exercise Price

2,081,250	$0.50
1,040,625	$1.00
1,040,625	$1.25

4,162,500

Of the above mentioned options, a total of 562,500 options were cancelled during the quarter ended April 30, 2007.

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

On February 10, 2007, we granted 75,000 employee incentive stock options exercisable at $1.50 until February 10, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

On February 26, 2007, we granted 350,000 employee incentive stock options exercisable at $1.40 until February 26, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

On March 3, 2007, we granted 150,000 employee incentive stock options exercisable at $1.50 until March 3, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

The fair value of these share purchase options which were granted during the six months ended April 30, 2007 was determined using our historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4.75%
Dividend yield	0%
Weighted average expected volatility	89%
Weighted average expected option life	5 yrs

Weighted average fair value of options	$0.94
Total options outstanding	5,025,000
Total fair value of options outstanding	$4,956,064

We do not foresee any forfeiture of options. During the three months ended April 30, 2007, we recorded stock based compensation expense of $389,450 in accordance with SFAS 123R.

The anti dilutive effect due to exercise of outstanding stock options using the if-converted method is negligible as these stock options convert to 1,390,625 weighted average equivalent common shares, diluting the loss per share by $0.0012.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

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

TATONKA OIL AND GAS, INC.

Date: June 19, 2007	By:	/s/ DIRCK TROMP
Dirck Tromp
Chief Executive Officer (Principal Executive Officer)

Date: June 19, 2007	By:	/s/ SOTHI THILLAIRAJAH
Sothi Thillairajah
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)