Form 10QSB
period 2007-07-31
TATONKA OIL & GAS, INC.
filed 2007-09-14
CIK 1220819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Quarterly Period Ended July 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the Transition Period from __________ to __________

Commission file number: 000-50190

TATONKA OIL AND GAS, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	47-0877018
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes	[ x ]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of September 14, 2007, the Company had 55,000,000 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	[ ]	No	[X]

TATONKA OIL AND GAS, INC.
Quarterly Report on Form 10-QSB for the
Quarterly Period Ending July 31, 2007
Table of Contents
PART I. FINANCIAL INFORMATION
Item	1.	Financial Statements
		Consolidated Balance Sheets:
		July 31, 2007 (Unaudited) and October 31, 2006 (Audited)	3
		Consolidated Statements of Operations:
Three and Nine Months Ended July 31, 2007 and 2006 (Unaudited) and
		Period from May 22, 2001 (Date of Inception) to July 31, 2007 (Unaudited)	4
		Consolidated Statements of Cash Flows:
		Nine Months Ended July 31, 2007 and 2006 (Unaudited) and
		Period from May 22, 2001 (Date of Inception) to July 31, 2007 (Unaudited)	5
		Notes to Unaudited Consolidated Financial Statements:
		July 31, 2007	6-15
Item	2.	Management Discussion and Analysis	16
Item	3.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item	1.	Legal Proceedings	23
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item	3.	Defaults Upon Senior Securities	23
Item	4.	Submission of Matters to a Vote of Security Holders	23
Item	5.	Other Information	23
Item	6.	Exhibits	23
		Signatures	24

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
July 31, 2007 and October 31, 2006
(Unaudited)

	July 31,	October 31,
ASSETS	2007	2006

Current Assets
Cash and cash equivalents	$ 31,890	$4,441,467
Prepaid Expenses	59,265	-

Total Current Assets	91,155	4,441,467

Fixed Assets – Note 3	165,871	27,368
Oil and gas properties – Note 4	4,050,394	1,950,126
Long term deposits	228,124	30,000
Goodwill – Note 1	6,940,918	6,940,918

Total Assets	$11,476,462	$13,389,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 818,745	$490,351
Due to related parties – Note 5	817,321	897,861

Total Current Liabilities	1,636,066	1,388,212

Total Liabilities	1,636,066	1,388,212

Stockholders’ Equity

Preferred stock
25,000,000 shares authorized at $0.001 par value,
none issued or outstanding
Common stock
100,000,000 shares authorized at $0.00025 par value,
55,000,000 and 45,000,000 shares issued
and outstanding at July 31, 2007 and
October 31, 2006, respectively	13,750	11,250
Additional paid-in capital	13,296,177	7,497,750
Common stock to be issued	-	4,613,306
Deficit accumulated during the exploration stage	(3,469,531)	(120,639)

Total Stockholders’ Equity	9,840,396	12,001,667

Total Liabilities and Stockholders’ Equity	$11,476,462	$13,389,879

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended July 31, 2007 and 2006 and for the period May 22, 2001 (Date of Inception) to July 31, 2007
(Unaudited)

					May 22,
					2001
					(Date of
	Three months ended		Nine months ended		Inception) to
	July 31,		July 31,		July 31,
	2007	2006	2007	2006	2007
Revenues	-	-	-	-	-

Expenses:
Depreciation	17,703	-	40,911	-	40,911
Expired leases	-	-	78,038	-	78,038
Mineral property costs	-	-	-	-	25,500
General and administrative:
Consulting	63,961	-	379,932	-	379,932
General and administrative - Other	10,355	3,018	61,432	9,624	89,531
Insurance	25,536	-	79,421	-	79,421
Payroll Expenses	23,397		72,090		72,090
Professional fees	23,110	-	169,001	-	241,009
Rent	59,581	-	155,180	-	173,180
Software development – Note 7	3,108	-	94,165	-	94,165
Travel and entertainment	18,592	-	187,932	-	187,932
Wages and benefits	296,544	-	845,702	-	845,702
Stock based compensation	414,338	-	1,187,621	-	1,187,621

	956,225	3,018	3,351,425	9,624	3,495,032

Other Income:
Interest income	$348	$-	$2,533	$23	$25,501

Net loss for the period	$(955,877)	$(3,018)	$(3,348,892)	$(9,601)	$(3,469,531)

Basic and diluted loss per share	$(0.02)	$(0.00)	$ (0.06)	$(0.00)

Weighted average number of shares	55,000,000	9,000,000	53,888,889	9,000,000
outstanding

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 22, 2001 (Date of Inception) to July 31, 2007
(Unaudited)
					Deficit
					Accumulated	Total
	Common Stock		Additional	Shares	During the	Stockholders
	Number		Paid In	To be	Exploration	Equity
	Shares	Amount	Capital	Issued	Stage	(Deficiency)

Balance, May 22, 2001(Date of Inception)	- -	$-	$-	$-	$-	$-
Issuance of common stock for cash – at	36,000,000	9,000	-	-	-	9,000
$0.00025
Net loss for the period	-		-	-	-	-

Balance, October 31, 2001	36,000,000	9,000	-	-	-	9,000
Net loss for the year 2002	-	-	-	-	(6,300)	(6,300)

Balance, October 31, 2002	36,000,000	9,000	-	-	(6,300)	2,700
Net loss for the year 2003	-		-	-	(13,045)	(13,045)

Balance, October 31, 2003	36,000,000	9,000	-	-	(19,345)	(10,345)
Net loss for the year 2004	-		-	-	(23,233)	(23,233)

Balance, October 31, 2004	36,000,000	9,000	-	-	(42,578)	(33,578)
Net loss for the year 2005	-		-	-	(23,622)	(23,622)

Balance, October 31, 2005	36,000,000	9,000	-	-	(66,200)	(57,200)
Cancelled common shares	(6,000,000)	(1,500)	1,500	-	-	-

Issuance of common stock on acquisition of
Tatonka Oil and Gas Company, Inc.,	15,000,000	3,750	7,496,250	-	-	7,500,000
October 30, 2006 - at $0.50
Private placement proceeds	-	-	-	5,000,000	-	5,000,000
Less: share issue costs	-	-	-	(386,694)	-	(386,694)
Net loss for the year 2006	-	-	-	-	(54,439)	(54,439)

Balance, October 31, 2006	45,000,000	11,250	7,497,750	4,613,306	(120,639)	12,001,667
Private placement shares issued	10,000,000	2,500	4,997,500	(5,000,000)	-	-
Less: share issue costs	-	-	(386,694)	386,694	-	-
Stock-based compensation	-	-	383,833	-	-	383,833
Net loss for the period	-	-	-	-	(1,189,333)	(1,189,333)

Balance, January 31, 2007	55,000,000	$13,750	$12,492,389	$-0-	$(1,309,972)	$11,196,167
Stock-based compensation – Note 6	-	-	389,450			389,450
Net Loss for the period	-	-	-	-	(1,203,682)	(1,203,682)

Balance, April 30, 2007	55,000,000	$13,750	$12,881,839	$-0-	$(2,513,654)	$10,381,935
Stock-based compensation – Note 6	-	-	414,338			414,338
Net Loss for the period	-	-	-	-	(955,877)	(955,877)

Balance, July 31, 2007	55,000,000	$13,750	$13,296,177	$-0-	$(3,469,531)	$9,840,396

The number of common shares outstanding reflects the four for one forward split effective October 30, 2006 (Note 1).

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended July 31, 2007 and 2006 and
for the period May 22, 2001 (Date of Inception) to July 31, 2007
(Unaudited)
			May 22,
			2001
			(Date of
	Nine months ended		Inception) to
	July 31,		July 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss for the period	$(3,348,892)	$(9601)	$(3,469,531)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	40,911	-	40,911
Stock based compensation	1,187,621	-	1,187,621
Changes in working capital balances:
Deposits	(198,124)	-	(198,124)
Prepaid Expenses	(59,265)	-	(59,265)
Accounts payable and accrued liabilities	645,088	7,575	239,452

Net cash used by operating activities	(1,732,661)	(2,026)	(2,258,936)

Cash Flows used in Investing Activities

Oil and gas properties, net	(2,100,268)	-	(2,100,268)
Fixed Assets	(179,414)	-	(179,414)
Cash acquired on acquisition of Tatonka Oil and
Gas Company, Inc.	-	-	3,742

Net cash used by investing activities	(2,279,682)	-	(2,275,940)

Cash Flows from Financing Activities
Advances Payable	-	1,250,000	-
Proceeds from issuance of common stock	(316,694)		4,622,306
Due to related parties	(80,540)	-	(55,540)

Net cash (used) provided by financing activities	(397,234)	1,250,000	4,566,766

Increase (decrease) in cash and cash equivalents	(4,409,577)	1,247,974	31,890

Cash and cash equivalents, beginning of the period	4,441,467	2,300	-

Cash and cash equivalents, end of the period	$31,890	$1,250,274	$31,890

The Company did not expend any cash for interest or income taxes for the nine months ended July 31, 2007 and 2006.

The accompanying notes are an integral part of these financial statements

Tatonka Oil and Gas, Inc. (An Exploration Stage Company) Notes to the Consolidated Financial Statements July 31, 2007 (Unaudited)

Note 1       Interim Reporting and Significant Accounting Policies

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2006 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2006 annual financial statements. Certain amounts in the previous financial statements have been changed to conform with the presentation of the July 31, 2007 financial statements.

Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ended October 31, 2007. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

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

Oil and Gas Properties – (continued)

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. As at July 31, 2007, the fair value of the oil and gas property’s site restoration costs is insignificant.

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

8

Note 1        Interim Reporting and Significant Accounting Policies - (continued)

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

Note 1      Interim Reporting and Significant Accounting Policies - (continued)

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

The Company’s share capital is comprised of authorized common stock of 100,000,000 shares at $0.00025 par value and preferred stock of 25,000,000 shares at $0.001 par value with none of the preferred shares outstanding as of July 31, 2007. The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors. The common shareholders have a right to one vote per share held.

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

The purchase price of the Subsidiary was allocated as follows:

Cash	$3,742
Deposit	30,000
Oil and gas properties	1,950,126
Goodwill	6,940,918
Equipment	27,368
Current liabilities	(1,452,154)

Total acquisition cost – 15,000,000 common shares	$7,500,000

Note 2     Nature and Continuance of Operations – (continued)

Concurrent with the closing of the acquisition, the Company completed a private placement of 10,000,000 common shares at $0.50 for proceeds of $5,000,000. The Company incurred share issue costs totalling $386,694 with respect to this private placement. These shares were issued on December 13, 2006.

The Company is in the exploration stage and is in the process of acquiring and exploring oil and gas properties located in the United States of America. The recoverability of amounts shown for oil and gas properties is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development and upon future profitable production or proceeds from their disposition.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2007, the Company has not yet achieved profitable operations, has insufficient working capital to fund ongoing operations for the next fiscal year, has accumulated losses of $3,469,531 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 3 Fixed Assets & Well Equipment:

All fixed assets are recorded at cost. Depreciation is provided for using the straight-line method as follows:

	July 31,			October 31,
	2007			2006

		Accumulated
Asset Class	Cost	Depreciation	Net	Net

Lease & Well equipment	$68,369	$6,271	$62,098	$--
Computer hardware	51,184	10,908	40,276	17,412
Computer software	83,128	23,171	59,957	9,083
Office furniture and fixtures	4,101	561	3,540	873

Total	$206,782	$ 40,911	$165,871	$27,368

Note 3    Fixed Assets & Well Equipment – (continued)

Estimates for the life of fixed assets are as following:

Lease & Well Equipment - Other	10 years
Lease & Well Equipment – Surface Casings	2 years
Computer hardware	3 years
Computer software	2 years
Office furniture & fixtures	5 years

During the quarter ended July 31, 2007, the Company returned some of the well equipment that it had purchased in the quarter ended January 31, 2007. As at July 31, 2007 the Company has unused well equipment costing $103,678 as inventory for future drilling activities. This equipment has not been put to use yet and hence no depreciation expense has been recorded for this equipment. This equipment has been classified as oil and gas properties.

Note 4       Oil and Gas Properties

The Company has acquired leases in unproved oil and gas properties located in Colorado and Wyoming, USA. Under the terms of the lease agreements the Company is required to pay its share of royalties and other obligations.

Pursuant to such contracts, as at July 31, 2007, the Company is obligated to pay $308,510 to maintain the leases as follows:

Year end October 31,	2007	$19,147
	2008	73,891
	2009	72,746
	2010	60,347
	2011	24,836
	2012	25,297
	2013	13,348
	2014	8,042
	2015	8,042
	2016	2,814

	Total	$308,510

This amount does not contemplate funds required for exploration.

Note 4 Oil and Gas Properties - (continued)

On January 28, 2007, the Company had signed a letter of intent to purchase a net revenue interest of approximately 80% in leases totalling 6,847 acres in the United States for $1,960,000 from Seer Energy, Inc. The agreement required a deposit of $196,000 within 30 days and the remaining $1,764,000 by July 25, 2007. The Company paid the deposit of $ 196,000 on February 27, 2007. On September 4, 2007, the Company and Seer Energy, Inc. agreed to extend the closing to be not later than September 21, 2007 and increased the purchase price by $100,000 ($1,864,000 will be due at closing).

On July 12, 2007, the Company entered into a participation agreement with Clarion Finance Pte Ltd. ("Clarion") with respect to the Company's leases in the Mowry Shale Prospect in the Powder River Basin. The Company is currently a party to an exploration and development agreement ("EDA") with American Oil and Gas Inc. and North Finn, LLC. Pursuant to the Agreement, Clarion paid $339,454 to the Company at closing as an acquisition fee in exchange for 50% of its interest in its leasehold interests in the Mowry project and 50% interest in its EDA with American Oil & Gas and North Finn, LLC. Title to the 50% interest is being held in escrow until Clarion pays $9 million in drilling and completion costs for wells to be drilled on the prospect.

Note 5 Related Party Transactions

Amounts due to related parties consist of advances from an affiliate of a director of the Company and from a shareholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment. The Company repaid $525,000 of these advances during the three months ended January 31, 2007. During the quarter ended July 31, 2007 the Company received additional advances of $ 410,020 from LMA Hughes LLLP, an affiliate of Mr. Brian Hughes, former CEO as an unsecured loan. The Company’s payroll payments for work done by employees on projects managed by LMA Hughes, LLLP and unrelated to Tatonka Oil and Gas are allocated towards reduction of the loan amount payable to LMA Hughes, LLLP. As at July 31, 2007 a total of $817,321 is payable to LMA Hughes, LLLP.

Note 6 Stock Purchase Options

The Company uses the Fair Value Method in accordance with SFAS 123R for accounting of stock based compensation.

On November 2, 2006, the Company approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options, which plan was amended and restated on March 20, 2007. As at July 31, 2007, the Company had 5,050,000 stock options outstanding.

On November 2, 2006, the Company granted 4,162,500 employee incentive stock options exercisable until November 2, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. These options are exercisable at the following prices:

Note 6        Stock Purchase Options – (continued)

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

On June 5, 2007, the Company granted 25,000 employee incentive stock options exercisable at $1.40 until June 5, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

The fair value of these share purchase options which were granted during the three months ended July 31, 2007 was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Note 6     Stock Purchase Options – (continued)

Risk free rate	4.75%
Dividend yield	0%
Weighted average expected volatility	96%
Weighted average expected option life	5 yrs

Weighted average fair value of options	$0.98
Total options outstanding	5,050,000
Total fair value of options outstanding	$4,972,064

During the three months ended July 31, 2007, the Company recorded stock based compensation expense of $414,338 in accordance with SFAS 123R.

Note 7     Software & Product Development - AWCS

The Company is engaged in development of Advanced Well Control Systems (“AWCS”). This research and development exercise of proprietary software is geared towards developing highly efficient well pumping control systems and other refined energy management solutions with specific emphasis in the oil and gas industry.

Note 8      Income Taxes

The Company has accumulated operating losses available to carry forward of $3,469,531, which will expire in the year 2027. The tax benefit of approximately $1,040,860 resulting from the loss carry forward has been offset by a valuation reserve because the losses are unlikely to be realized.

Note 9      Subsequent Events

The Company had a $398,226 accounts payable for drilling expenses to a vendor at the end of it’s 2006 fiscal year end. Pursuant a legal action the Company entered into an agreement with this vendor on August 14, 2007 by executing a note payable for two equal instalments of $199,113 payable on October 15, 2007 and November 15, 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned projects, and our projected results of operations. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from management.

Operations Plans

Colorado Sand Wash Project

     We have acquired approximately 15,300 net acres of undeveloped coal based methane, or CBM, acreage in Northern Colorado’s Sand Wash River Basin in which we have a 77% net revenue interest. A pilot program of 16 wells is being proposed during the first and second quarter of fiscal year 2008. The completion of this task will require additional capital beyond what we currently have on hand. We currently do not have any contracts or commitments for additional capital, and no assurances can be given that additional capital will be available to us on terms we deem acceptable, if at all.

     When the pilot program is complete, we plan to expand drilling to the coal seams which will not have been tested by the the initial 16 wells, and acquire more acreage. We will undertake to maximize production from the initial wells while continuing to drill.

     One test well was drilled in the first quarter ended on January 31, 2007. The data collected is being interpreted. While the cost of this well significantly exceeded expectations, we think that this well merits further evaluation. However, if future drilling efforts on the well prove unsuccessful, we may have to recognize impairment to the carrying value of the well on our books. No drilling activity was undertaken during the quarter ended July 31, 2007. Drilling activity will not resume until the company can obtain financing. No assurance can be given that additional capital for this well completion will be available to us on terms that we deem acceptable, if at all.

Wyoming Lateral Pond – SW Lance Project

     On January 28, 2007, the Company had signed a letter of intent to purchase a net revenue interest of approximately 80% in leases totaling 6,847 acres in the United States for $1,960,000 from Seer Energy, Inc. Eight oil wells have previously been drilled the property, six of which are currently producing, . There are approximately eight miles of pipeline on the acreage. The agreement required a deposit of $196,000 within 30 days and the remaining $1,764,000 by July 25, 2007. The Company paid the deposit of $ 196,000 on February 27, 2007. On September 4, 2007, the Company and Seer Energy, Inc. agreed to an extension. The balance, including an additional $100,000, will be paid by September 21, 2007.

Wyoming Mowry Shale Project

     We have acquired 22,800 net acres in Powder River Basin of Wyoming, on which we have a 77% net revenue interest, which is a pure oil exploration play.

     On July 12, 2007, the Company entered into a participation agreement with Clarion Finance Pte Ltd. ("Clarion") with respect to the Company's leases in the Mowry Shale Project. The Company is currently a party to an exploration and development agreement ("EDA") with American Oil and Gas Inc. and North Finn, LLC.

Pursuant to the Agreement, Clarion paid $339,000 to the Company at closing as an acquisition fee in exchange for 50% of its interest in its leasehold interests in the Mowry project and 50% interest in its EDA with American Oil & Gas and North Finn, LLC title to the interests purchased is being held in escrow pending Clarion’s paying $9 million in drilling and completion costs for wells to be drilled on the project.

General

We also intend to acquire more acreage through leasing, farm-ins or option and participation agreements.

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

     Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to seek joint ventures and/or to obtain equity and/or debt financing to support our current and proposed oil and gas operations and capital expenditures. We cannot assure that continued funding will be available.

     Our future financial results will depend primarily on (1) our ability to obtain financings; (2) our ability to discover or produce commercial quantities of oil and gas; (3) the market price for oil and gas; (4) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production

     We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Liquidity and Capital Resources

     As at July 31, 2007, we had $31,890 in available cash. At July 31, 2007, we owed an affiliate of Brian Hughes, a director and former CEO, $817,321 for advances made by his affiliate. The balance of accounts payables and accrued liabilities was reduced by $47,725 during the quarter ended July 21, 2007 through payroll payments made to our employees for work done on the affiliates’ projects (see note 5 to the financial statements included with the Form 10-QSB). We don’t expect the amount of payroll-related reduction in the affiliate payable to change significantly in the fourth quarter.

     On July 12, 2007, the Company entered into a participation agreement with Clarion Finance Pte Ltd. ("Clarion") with respect to the Company's leases in the Mowry Shale Project in the Powder River Basin. The Company is currently a party to an exploration and development agreement ("EDA") with American Oil and Gas Inc. and North Finn, LLC. Clarion paid $339,000 to the Company at closing as an acquisition fee in exchange for 50% of its interest in its leasehold interests in the Mowry project and 50% interest in its EDA with American Oil & Gas and North Finn, LLC. Clarion is required to pay all the $9 million estimated for the Company’s share of costs for a drilling program on this project, so we will not be required to fund these expenses. However, we would have to fund costs exceeding budget.

     We plan to continue to provide for our capital needs by obtaining advances from LMA Hughes, LLLP, an affiliate of our Chairman of the Board, Brian Hughes, the sale of equity securities or by debt financing.

     We will require additional financing in order to complete our stated plan of operations for the next twelve months. We believe that with funding from LMA Hughes, LLLP, an affiliate of our Chairman of the Board, and bridge financing which we hope to obtain in the near future, our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next three months. However, we will require additional funds in the range of $20,000,000 to $25,000,000 to execute the business plan through fiscal 2008 twelve month plan. There can be no assurance, however, that financing on acceptable terms will be available, or that it will be sufficient to fund cash requirements until we can attain positive cash flows. If we are unable to obtain the necessary financing, the Company may be unable to continue as a going concern. We currently have no firm commitments for any additional capital. The financial statements included in this Report do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

     The trading price of our shares of common stock and the downturn in the United States stock and debt markets could make it more difficult to obtain financing. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Results of operations for the three months ended July 31, 2007 compared to the three months ended July 31, 2006

     Revenues. For the three months ended July 31, 2007 and July 31, 2006 there were no revenues from oil and gas production activities. For the three months ended July 31, 2007, revenues of $348 consisted solely from interest income from funds deposited at financial institutions. There was no interest or other revenue for the three months ended July 31, 2006.

     Operating Expenses. During the three months ended July 31, 2007, we did not undertake any further drilling activities. For the three months ended July 31, 2007 operating expenses of $956,225 consisted primarily of wages and benefits of $296,544, consulting and professional fees of $87,071, occupancy expenses of $59,581 and other general and administrative expenses of $98,691. There were non-cash expenses of $414,338 for stock based compensation. For the three months ended July 31, 2006, operating expenses were $3,018 consisting of general and administrative expenses. We are currently seeking a purchaser for AWCS, advanced well pumping control systems. We incurred $34,461 in consulting fees, $43,317 in salaries and $3,108 in software and product development expenses relating to AWCS during the three months ended July 31, 2007. There were no expenses relating to AWCS in the three months ended July 31, 2006.

     Our overall investments in oil and gas properties decreased by $53,301 during the three months ended July 31, 2007. There was no change in fixed assets during the three months ended July 31, 2007. During the three months ended July 31, 2007 we returned a portion of our inventory of unused well equipment worth $57,856 and sold interests in leasehold property pursuant to an exploration and development agreement for $339,000. A second and final closing will occur during the first fiscal quarter of 2008.

     Investments in oil and gas properties during the three months ended July 31, 2007 mainly consisted of $14,263 spent towards additional leasehold costs and $168,212 spent towards intangible exploration and drilling costs incurred during the three months ended July 31, 2007. Out of the leasehold costs of $14,263, we spent $13,412 towards lease rentals, $594 towards bonus considerations and $257 towards brokerage fees. We had not made any investments in fixed assets and oil and gas properties for the three months ended July 31, 2006.

Results of operations for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006

     Revenues. For the nine months ended July 31, 2007 and July 31, 2006 there were no revenues from oil and gas activities. For the nine months ended July 31, 2007 revenues of $2,533 consisted of interest income from funds deposited at financial institutions. Comparative revenues for the nine months ended July 31, 2006 were $23.

     Operating Expenses. For the nine months ended July 31, 2007 operating expenses of $3,351,425 consisted primarily of wages and benefits of $845,702, consulting and professional fees of $548,933, lease operating expenses of $78,038, occupancy expenses of $155,180 and other general and administrative expenses of $535,951. There were non-cash expenses of $1,187,621 for stock based compensation. For the nine months ended July 31, 2006, operating expenses were $9,624 consisting of general and administrative expenses. We are currently seeking a purchaser for AWCS, an automated well control system. We incurred $289,112 in consulting fees, $130,212 in salaries and $94,165 in software and product development expenses relating to AWCS during the nine months ended July 31, 2007. There were no expenses relating to AWCS during the nine months ended July 31, 2006.

     Our overall investments in oil and gas properties and fixed assets increased by $2,100,268 and $179,414, respectively, during the nine months ended July 31, 2007. During the three months ended July 31, 2007 we returned a portion of our inventory of unused well equipment worth $57,856 and sold interests in leasehold property pursuant to an exploration and development agreement for $339,000, with a second and final closing to occur during the first fiscal quarter of 2008.

      Investments in oil and gas properties mainly consisted of $746,674 spent towards additional leasehold costs incurred during the nine months ended July 31, 2007 and $1,589,370 spent towards drilling activities undertaken during the nine months ended July 31, 2007. The leasehold costs of $746,674 mainly consisted of $627,371 spent towards bonus considerations paid and lease rentals of $59,978 paid during the nine months ended July 31, 2007. We had not made any investments in fixed assets and oil and gas properties for the nine months ended July 31, 2006.

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

Oil and Gas Properties

     We follow the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities. Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

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

     Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At October 31, 2006 and July 31, 2007, the fair value of the oil and gas property’s site restoration costs is insignificant.

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

     On November 2, 2006, the Company approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options, which plan was amended and restated on March 20, 2007. As at July 31, 2007, the Company had 5,050,000 stock options outstanding.

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

     On June 5, 2007, the Company granted 25,000 employee incentive stock options exercisable at $1.40 until June 5, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.

     The fair value of these share purchase options which were granted during the three months ended July 31, 2007 was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4.75%
Dividend yield	0%
Weighted average expected volatility	96%
Weighted average expected option life	5 yrs

Weighted average fair value of options	$0.98
Total options outstanding	5,050,000
Total fair value of options outstanding	$4,972,064

     During the three months ended July 31, 2007, the Company recorded stock based compensation expense of $414,338 in accordance with SFAS 123R.

     The anti dilutive effect due to exercise of outstanding stock options using the if-converted method is negligible as these stock options convert to 1,390,625 weighted average equivalent common shares, diluting the loss per share by $0.0015.

ITEM 3. CONTROLS AND PROCEDURES (a) Evaluation of disclosure controls and procedures.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Grey Wolf Drilling Company, LLP filed suit against the Company on July 6, 2007 relating to an unpaid bill in the amount of $398,226. On August 14, 2007, the Company settled the litigation and gave the plaintiff a promissory note to pay half of the amount owed by October 15, 2007 and the remainder by November 15, 2007.

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

TATONKA OIL AND GAS, INC.

Date: September 14, 2007	By: /s/ DIRCK TROMP

Dirck Tromp
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2007	By: /s/ PAUL C. SLEVIN

Paul C. Slevin
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)