Form 10KSB
period 2007-10-31
TATONKA OIL & GAS, INC.
filed 2008-03-03
CIK 1220819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  _____  to  _____
Commission File Number 000-50190
TATONKA OIL AND GAS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado		47-0877018
(State or other jurisdiction of incorporation		(IRS Employer Identification No.)
or organization)

950 Seventeenth Street, Suite 2300
Denver, Colorado	80202	(303) 476-4100
(Address of principal executive office)	(Postal Code)	(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.00025
(Title of class and shares outstanding)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.)
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
State issuer’s revenues for its most recent fiscal year. $-0-
The aggregate market value of 40,000,000 shares of voting stock held by non-affiliates of the registrant, based upon the $0.07 closing sale price of the common stock on February 29, 2008 as reported on the OTC Bulletin Board was $2,800,000.
Number of outstanding shares of the registrant’s par value $0.00025 common stock as of February 29, 2008: 55,000,000.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Cautionary Information about Forward-Looking Statements
This Annual Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we expect, believe, or anticipate will or may occur in the future are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear in a number of places in this Form 10-K, and include statements about such matters as:
•	The amount and nature of future capital expenditures and the availability of capital resources to fund capital expenditures;

•	Our future financial position, including working capital and anticipated cash flows;

•	Unanticipated illiquidity, and future repayment of debt;

•	Projections of operating costs and other expenses;

•	Diversification of exploration;

•	Adequacy of insurance coverage;

•	Employee relations;

•	Expansion and growth of the company’s business and operations;

•	Effects of federal, state and local regulation;

•	Results of drilling of wells and other exploration and development plans, as well as future acquisitions;

•	Reserve estimates and the estimates of both future net revenues and the present value of future net revenues that are included in their calculation;

•	Future oil and gas production;

•	Our outlook on future oil and gas prices and demand;
Our forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties which may cause results to differ materially from those expressed or implied by the forward-looking statements. These risks are described in the “Risk Factors” section of this Form 10-K, and include such factors as:
•	The volatility and level of realized oil and natural gas prices;

•	Unexpected changes in business or economic conditions;

•	Unexpected drilling conditions and results;

•	Unsuccessful exploration and development drilling;

•	The availability of economically attractive exploration, development, and property acquisition opportunities and any necessary financing;

•	Risks of hedging strategies;

•	Unexpected drops in production rates, and replacement of reserves;

•	Uncertainties inherent in projecting future rates of production from drilling activities and acquisitions;

•	Availability of drilling and related field services;

•	The negative impact that lower oil and natural gas prices could have on our ability to borrow capital or raise equity financing; and

•	Inability to compete effectively against other independent and major oil and gas companies.

We caution you that forward-looking statements are not guarantees of future performance. Although we may from time to time voluntarily update our prior forward-looking statements, we disclaim any commitment to do so except as required by securities laws.
Where You Can Find More Information
The Company files annual reports, quarterly reports and current reports, and proxy statements and other information with the Securities and Exchange Commission. You may read and copy any filed document at the SEC’s Public Reference Room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-3300 for information on the Public Reference Room. The SEC maintains a Web site that contains annual and quarterly reports, proxy statements and other information and reports that companies, and its executive officers and directors and significant shareholders, file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.
PART I
Items 1 and 2. Business and Properties
When we use the terms “Tatonka,” “the Company,” “we,” “us,” or “our,” we are referring to Tatonka Oil and Gas, Inc. and its subsidiary, unless the context otherwise requires.
Overview
Reorganization in Fiscal 2006
Tatonka Oil and Gas, Inc. (“Tatonka” or the “Company”) is an independent oil and gas company. The Company was organized as a Colorado corporation on May 22, 2001 as New Pacific Ventures, Inc., a pre-exploration stage enterprise engaged in the exploration of mineral properties in British Columbia. On August 8, 2006, the Company signed a Share Exchange Agreement (the “Exchange Agreement”) with Tatonka Oil and Gas Company, Inc. (a Colorado corporation founded in 2004) and LMA Hughes LLLP (its sole shareholder). The Exchange Agreement was closed on October 30, 2006 by the Company issuing 15,000,000 restricted shares of common stock to LMA Hughes LLLP in exchange for all of the issued and outstanding shares of Tatonka Oil and Gas Company, Inc. In connection with the closing, Brian Hughes (an affiliate of LMA Hughes LLLP) became a director and chief executive officer of the Company, and the Company changed its name to Tatonka Oil and Gas, Inc. Tatonka Oil and Gas Company, Inc. is a wholly-owned subsidiary of the Company, and all significant operations are conducted through the subsidiary. References in this report to business activities of the Company or Tatonka which were conducted before October 30, 2006 are references to the activities of the subsidiary.
Advanced Well Control Systems, Inc. is also a wholly-owned subsidiary. AWCS is developing technology to automate well pumping systems in the petroleum industry. In fiscal 2006 and 2007, we funded ongoing development work at AWCS, but this work is not our principal business focus.
Concurrent with closing the Exchange Agreement, we sold 10,000,000 shares of restricted common stock for $5,000,000, and applied Net proceeds to working capital and capital expenditures in fiscal year 2007.
Our office is located at 950 17th Street, Suite 2300, telephone (303) 476-4100. Our stock has traded under the symbol “TTKA” on the Over-the-Counter Bulletin Board. As of the date this Report is filed, the trading symbol is TTKAE, with the E representing a late filing of this Annual Report. The Company has an October 31 fiscal year.

Fiscal 2007 and First Quarter 2008
General
By the end of the second fiscal quarter of 2007, we had spent the proceeds from the equity financing of October, 2006 plus additional funds advanced by LMA Hughes LLLP, and had a working capital deficit of $1,237,000 with minimal cash on hand.
In June and July, 2007, a new Chief Executive Officer and a new Chief Financial Officer were appointed to lead a turnaround of the Company. New management’s plans were to stabilize the Company and develop and implement a strategy to fund ongoing operations, reduce overhead and staff, and pay past due trade liabilities, by additional borrowings from affiliate LMA Hughes LLLP and sales of assets, until outside financing could be arranged. At the end of fiscal 2007, we had a working capital deficit of $2,504,406.
In September, 2007, we retained Energy Capital Solutions, LP (“ECS”), based in Dallas, Texas, as our advisor to raise financing from institutional investors. As of the date this Report is filed, we are working with ECS on a possible financing opportunity. While we hope this opportunity will result in enough funding for the Company to continue operations and begin significant exploration work on the properties, we don’t now have any agreement in place. In October, we signed a loan agreement with ECS and borrowed $300,000 (see below).
During first quarter 2008, ongoing operations were sustained with proceeds from sales of assets, an additional amount loaned by LMA Hughes LLLP, and an additional loan from ECS. However, at January 31, 2008 we had a working capital deficit of approximately $2,688,000. As of the date this Report is filed, we are in a severely distressed financial position; without a financing in the immediate future, it is likely that we will not be able to stay in business.
Also in first quarter 2008, we determined that our audited financial statements for the 2006 fiscal year, and the unaudited financial statements for the first three quarterly periods in fiscal 2007, were unreliable due to $6,940,918 of goodwill which was booked in connection with the October 30, 2006 transaction with New Pacific Ventures, Inc. Accordingly, the financial statements for 2006 included in this Report have been restated to eliminate goodwill, and a note to the financial statements discusses the impact of such elimination on subsequent periods. Please see Item 8 of Part II of this Report.
Events in First Quarter 2008 and to the Date This Report is Filed
Loan from ECS
On October 5, 2007 we entered into a loan agreement with Energy Capital Solutions, L.P. To date we have borrowed $400,000 for working capital purposes. The loan is a senior obligation, bears annual interest at 15%, and matures on the earlier of the sale of any equity or debt, or February 2, 2008. The maturity date has been extended to April 2, 2008. The interest rate on the extended period is 25% and the lender is entitled to an additional warrant (see below). Payment is secured by all of our properties and assets.
In connection with the initial borrowing of $200,000 in October 2007, we issued a warrant, exercisable at $0.20 per share through October 4, 2017, to purchase 616,667 shares of common stock. We borrowed another $100,000 prior to October 31, 2007. In December 2007, we borrowed the remaining $100,000 available under the agreement, and we will issue another warrant, with the same terms, to purchase an additional 616,667 shares. ECS has piggy-back registration rights if we file any registration statement to raise cash during the warrant term. If we elect to extend the loan, or if we have not repaid the loan by the extended due date, we will issue an additional warrant to ECS to purchase additional shares of the registrant equal to another 2% of the Company’s fully diluted outstanding shares. In the event the note is not paid by April 2, 2008, we will issue yet another warrant to ECS to purchase more shares equal to another 4% of our fully diluted outstanding shares. All these additional warrants would be for the same term and will be exercisable at $0.20 per share.

Lending Agreement with Affiliate
Effective as of December 5, 2007, the Company and our wholly-owned subsidiary Tatonka Oil and Gas Company, Inc. signed a lending agreement with LMA Hughes LLLP (“LMA”), an affiliate of Brian Hughes, a director. Pursuant to the lending agreement:
We issued a promissory note to LMA for $1,501,214.60, due February 15, 2008, unless extended by the subsidiary for up to an additional 60 days. As of the date this Report is filed, the maturity date has been extended for 60 days. Interest accrues at 15% per annum, increasing to 25% for the period of the extension until paid. The amount of the note includes $122,000 advanced after December 5, 2007. The balance represents LMA’s net advances to the subsidiary from its inception through December 4, 2007, plus 15% annual interest on the outstanding total monthly net amount of advances, also calculated through December 4, 2007. Additional amounts may be loaned to the subsidiary by LMA, on the same terms. Repayment of the note is secured by a lien on the subsidiary’s and the Company’s assets, which lien is junior to the October 2007 lien in favor of ECS. The Company has guaranteed repayment of the note, and will guarantee repayment of such additional amounts as LMA loans to the subsidiary. Subsequent to October 31, 2007, LMA advanced additional funds to the Company. In January 2008, we paid LMA $200,000 of the debt.
Pursuant to the lending agreement, we will issue warrants to LMA. For information on the warrants and additional information on the amounts outstanding to LMA at the date this Report is filed, please see Note 5 to the financial statements.
The lending agreement was approved by our independent directors.
Sale of Undeveloped Acreage in Wyoming
On December 4, 2007, we signed an agreement to sell to an unrelated party, for $1,100,000, all of our working interest in 8,917.51 net acres (including deep drilling rights) in our Mowry Shale prospect in the Powder River Basin, and deep drilling rights to the remaining acreage. The 8,917.51 parcel is not an integral part of what we believe is the real value of the prospect, and the deep drilling rights are not within our scope of business. The deep drilling rights (which underlie approximately 7,050 gross acres in a 15 mile radius of the 8,917.51 parcel) represent the right to drill and produce oil and gas below 8,558 feet (the top of the Minnelusa formation as found at that depth for the Four Horse Federal #5-10 well in Weston County, Wyoming).
This transaction was closed in tranches, and was completed before this Report was filed. Our core acreage now is comprised of approximately 14,000 gross and net acres in the Mowry Shale prospect.
In connection with the sale, and in order to have the working and net revenue interests required by the buyer, on January 2, 2008 we bought out Clarion Finance Pte Ltd.’s participation agreement on the Mowry shale prospect for $368,658.83 (the initial acquisition fee paid by Clarion, plus interest at 15%, and Clarion’s legal expenses incurred in connection with the participation agreement). Clarion now has no rights in the acreage and no financial obligation to us. This buy-back related to the Company’s July 12, 2007 participation agreement with Clarion, by which Clarion paid $339,454 to us for the right to earn 50% of our interest in the prospect by paying $9,000,000 of drilling and completion costs for wells to be drilled.
Business and Properties
Unconventional Oil and Gas
Our business plan is focused on identifying and developing unconventional resource plays. We presently hold coalbed methane (“CBM”) gas and fractured shale leases in the Rocky Mountain region where companies often have experienced low finding costs, historical success rates, shallow depths and substantial resource potentials.
Crude oil and natural gas originate as complex organic matter stored in organic-rich shales, chalks, and limestones. These are referred to as “petroleum source rocks.” When a petroleum source rock is buried, it is exposed to high temperatures and pressures, which convert a portion of the organic matter into liquid and/or gaseous hydrocarbons. Conventional oil and gas is produced from porous and permeable rocks in the subsurface, commonly referred to as ‘reservoir rocks.’ For a reservoir rock to contain hydrocarbons, there must be a trapping mechanism in place to prevent the oil and gas from migrating out of the reservoir rock (to the surface or atmosphere). Historically, most oil and gas reserves have been produced from conventional reservoirs.

The concept of unconventional hydrocarbon deposits centers on the realization that the vast majority of oil and gas in place remains in low-permeability rocks and in the petroleum source rocks themselves. Coalbed methane is a natural gas resource concept that utilizes wells to dewater or depressurize subsurface coal seams and liberate the methane gas that is adsorbed onto the internal structure of the coal. Tight gas sand plays utilize hydraulic fracturing techniques to access natural gas reserves in sandstone reservoirs that until recently were too impermeable to produce economic quantities of gas. Fractured shale plays produce both crude oil and natural gas. Some unconventional oil plays produce viscous, heavy oil from more porous reservoir rock.
Technological advances in drilling and completion techniques, along with sustained higher energy demand, have made unconventional oil and gas projects economically viable. The higher well costs involved in these types of plays is offset by the reduced geologic risk of encountering hydrocarbons. Many unconventional oil and gas plays are described as being “blanket deposits.” While not always the case, it is common to find productive areas that are much larger in aerial extent than conventional oil and gas fields. Usually, existing conventional well control can be used to identify areas that have unconventional resource potential.
In conventional hydrocarbon exploration, a company might use 3-D seismic programs to identify potential hydrocarbon traps. When a conventional well is drilled on a seismic lead, there is still risk of a dry hole due to the absence of hydrocarbons. In unconventional hydrocarbon exploration, a 3-D seismic program might be used to identify an area of enhanced fracturing in a shale that is known to source and produce oil. There is no risk of missing the hydrocarbons, but the challenge is to maximize production while minimizing costs.
Subject to raising necessary capital, Tatonka’s initial focus will be on drilling low-risk vertical oil wells in the fractured Mowry Shale play. Thereafter, additional properties may be acquired and exploration and development of the Sand Wash prospect may be conducted; funding for this work likely will require further capital, supplemented with such cash flow from Mowry Shale production that is not consumed in drilling more wells on the Mowry Shale prospect.
Properties
Mowry Shale — Oil
The Company’s prospect is located in Campbell and Weston Counties, Wyoming,. Located in the eastern area of the Powder River Basin, the Mowry shale is analogous to the Bakken Shale formation. Historically known as a prolific petroleum source rock, the Mowry has a record of conventional production for more than 60 years. The Mowry Shale is found throughout the entire Powder River Basin, which includes parts of northeastern Wyoming and Southeastern Montana. The Mowry Shale prospect has excellent potential to add significant reserves at moderate cost and risk.
We have an agreement (from January 28, 2007, amended December 14, 2007) with Seer Energy, LLC to acquire approximately 3,400 net acres located within our existing Mowry Shale prospect for $1,396,000. We paid a deposit of $196,000 in fiscal 2007, with $1,200,000 payable in September, 2007; Seer has extended the closing to be concurrent with our raising additional capital. There are six wells on Seer’s property. One well is non-productive and will be plugged. Of the remaining wells, one is completed in the Turner sandstone, and four are completed in the Mowry shale. Two wells have never been fracture stimulated, and all the wells are in need of remedial work to optimize production. We estimate that $750,000 would be needed for reworking and/or recompleting existing wells.
We expect the Wyoming Oil and Gas Conservation Commission will allow 40-acre spacing for vertical wells in our Mowry Shale prospect. Our initial plan of operations contemplates drilling two net (three gross) vertical wells to test the formation characteristics and establish base line production rates; per well drilling and completion costs are expected to be in the range of $1.2-1.5 million. Thereafter, pending additional capitalization, we may drill additional vertical wells, and is results warrant, may begin drilling horizontal wells. While considerably more expensive (in the range of $2.4-3.0 million to drill and complete), lower per barrel finding and production costs would more than justify the capital outlays if the wells are successful. Initial spacing for horizontal wells is expected to be 640 acres.

Acreage in the prospect is a mix of fee, BLM and State leases. Annual delay rentals must be paid during the primary terms of the leases to maintain ownership. Commencement of production on a lease within the primary term holds the lease for the well (s) productive life.
Fee acreage is approximately 1001 gross (986 net), with an average 98% working (77% net revenue) interest. Primary terms of the leases expire in 2010.
BLM and State acreage is approximately 13,000 gross (13,000 net), with 100% working (78% net revenue) interest on BLM land, and 100% working (77% net revenue) interest on State land.
The net revenue interest on some of the acreage is subject to reduction. Please see “Certain Relationships and Related Transactions” in Part III of this Report.
Sand Wash Basin — CBM
The Sand Wash Basin is located in northwestern Colorado and southwestern Wyoming. It is part of the Greater Green River Basin, which includes the Washakie Basin, the Great Divide (Red Desert) Basin, and the Green River Basin. The Basin covers approximately 5,600 square miles, primarily in Moffat and Routt Counties, Colorado. CBM resources in the Sand Wash Basin have been estimated by the Colorado Geological Survey at 101 trillion cubic feet (Tcf) and 24 TCF at shallow drilling depths of 6,000 feet or less. Approximately 90% of this resource is within the Williams Fork Formation. Of all the coal-bearing formations, the Upper Cretaceous Williams Fork is the most significant unit because it contains the thickest and most extensive coal beds.
Our prospect, located in Moffat County, Colorado, includes over 15,000 net acres of undeveloped CBM acreage in Northern Colorado’s Sand Wash Basin. We intend to drill wells of medium depth on this acreage generally ranging from 1,000 to 4,000 feet. Please see “Management’s Discussion and Analysis or Plan of Operations.”
In the first quarter of fiscal 2007 one test well was drilled encountering 124 net feet of coal with estimated gas content from 250 to 350 standard cubic feet per ton (scf/t). In comparison, gas content in the Powder River Basin coals in Wyoming and Montana average about 85 scf/t. Additional work will be required to ascertain gas saturation and permeability. Operational problems were encountered during drilling and substantial cost over-runs were incurred, and the contract operator failed to obtain mud logging data from the critical parts of the formation. The well is shut-in pending receipt of capital to further tests to define the resource. The additional work is not anticipated to begin until late fiscal 2008 or fiscal 2009.
Acreage in the Sand Wash prospect is a mix of fee and BLM leases. Annual delay rentals must be paid during the primary terms of the leases to maintain ownership. Commencement of production on a lease within the primary term holds the lease for the well (s) productive life.
Fee acreage is approximately 26,506 gross (6,520 net), with an average 24.6% working (19.43% net revenue) interest. Primary terms of the leases expire from 2008 to 2011.
BLM acreage is approximately 9,365 gross (8,676 net), with 93% working (71.33% net revenue) interest.
The net revenue interest on some of the acreage has been reduced below the net revenue interest of record. Please see “Certain Relationships and Related Transactions” in Part III of this Report.

Item 3. Legal Proceedings
As of the date this Report is filed, we are party to the following legal proceedings:
Sothi Thillairajah v. Tatonka Oil and Gas, Inc. (District Court, City and County of Denver), Case No. 07CV12353. Plaintiff’s employment with the Company was terminated September 7, 2007, and he filed a lawsuit against the Company. The Company has paid to or on behalf of the plaintiff $17,307.69 in connection with the dispute. On February 12, 2008, the parties agreed to settle the dispute. If on or before March 31, 2008 the Company pays to or contributes for the benefit of the plaintiff (i) $74,887.86 (less taxes and 401(k) contributions) plus interest, and (ii) $7,645.51 of the plaintiff’s legal expenses, the lawsuit will be dismissed with prejudice. If payment is not made by the deadline, plaintiff will be entitled to seek entry of judgment against the Company for $82,533.37.
Grey Wolf Drilling Company, L.P. v. Tatonka Oil and Gas, Inc., (281st District Court of Harris County, Texas), Case No. 2007-40763, dismissed without prejudice. The plaintiff seeks collection of $398,226 owed under a contract for field services related to a well we drilled on the Sand Wash prospect in fiscal 2006. We agreed to settle the matter by giving the plaintiff a promissory note in August 2007 paying the claim in two equal installments of $199,113 payable on October 15, 2007 and November 15, 2007. Upon issuance of the promissory note, the plaintiff agreed to nonsuit all claims against the Company without prejudice to refiling. These payment dates have been extended to be the date when the Company receives financing.
James T. Priestley d/b/a Black Diamond Mud v. Tatonka Oil and Gas, Inc. (District Court, Moffat County, Colorado), Case No. 07 CV 45. The plaintiff seeks collection of $31,387.20 owed in connection with the drilling of the Eldon Gerber Well, Number 07-24-07-92, located in Moffat County, Colorado. On January 31, 2008, the parties entered into a settlement agreement the terms of which provide that if on or before March 31, 2008 the Company pays to plaintiff $31,387.20, the parties will file a joint motion to dismiss the lawsuit with prejudice. If, however, the Company fails to pay the plaintiff, the Company shall confess judgment for all amounts due under the invoice in the principal amount of $31,387.20 plus pre-judgment interest accrued at the statutory rate from February 1, 2008 to the date judgment is entered and, no later than April 10, 2008, the parties are to file a Stipulated Entry of Judgment and Foreclosure of Oil and Gas Lien with the District Court of Moffat County in favor of Priestley. Said Entry of Judgment shall also award the plaintiff post judgment interest at the statutory rate.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to shareholder vote in fiscal 2007.
Competition and Regulation
The oil and gas industry is highly competitive. As a small independent, we compete against companies with substantially larger financial, human and other resources in all aspects of its business.
Oil and gas drilling and production operations are regulated by various federal, state and local agencies. We expect that the aggregate burden of compliance will continue to increase particularly in the environmental area.
RISK FACTORS
In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information in this Report. Each of these risk factors could adversely affect the business, operating results and financial condition, as well as the value of an investment in the stock.
We have significant current debt and no cash flow. The Company will be unable to continue ongoing operations, without selling existing assets, if funding for accounts payable and debt service and for ongoing overhead is not received in March 2008. There are no agreements in place for funding at the date this Report is filed.
The audit report on our financial statements has a going concern qualification. In their report dated March 3, 2008, our independent auditors stated that the financial statements were prepared assuming that we would continue as a going concern, due to recurring operating losses and lack of capital. Continued losses will increase the difficulty in raising capital.

We lack diversification because our assets are highly concentrated. The Company has acreage in two unconventional resources (Mowry Shale and CBM). Development of these properties will require significant capital. If we are successful in raising capital, the initial amount would be enough only to initially test some of acreage. More capital would be needed for full exploitation, which likely would result in further dilution to shareholders. Disappointing results in deployment of the initial capital would make raising more capital extremely difficult.
The Company is highly dependent on the services of one of its officers. We are highly dependent on the services of Dirck E. Tromp, Chief Executive Officer. The loss of Mr. Tromp could have a material adverse effect on the company. We do not carry key man life insurance on him.
Sales of outstanding shares may hurt our stock price. The market price of our common stock could fall substantially if our stockholders sell large amounts stock. The possibility of such sales in the public market may also decrease the market price of the stock. We have 55,000,000 shares, and potential future sales of our common stock include 15,000,000 shares beneficially held by our Chairman. In addition, the daily trading volume has not been significant for the past year. Any continuous or large sales of our common stock in the open market can be expected to adversely affect the share price.
Our stock is considered a “penny stock” which could have an adverse effect on the market. Our shares are classified as a “penny stock” based upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for “penny stocks.” A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions. We don’t qualify for any of these exceptions. At any time when our stock below $5.00 per share, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to deliver a lengthy disclosure statement in a SEC-designated form to any potential buyers, and obtain a written acknowledgement of receipt prior to execution of a share transaction. In addition, all brokers or dealers must make a special determination of the suitability of the purchase for the customer (unless an established customer or an accredited investor).
Operations will be subject to Federal, state, and local laws and regulations governing environmental quality. Exploration for and production of oil and gas is subject to extensive regulation relating to well spacing and related matters, and also to obtaining various kinds of permits before drilling can begin, and keeping permits in place for the life of production.
A significant operating consideration for CBM exploration and development is water disposal. The quality and quantity of coal seam water production varies widely from prospect to prospect, and even within the boundaries of an acreage position. Produced water is handled by containment in evaporation ponds, re-injection, or surface release into creeks or tributaries. Excessive quantities and/or poor quality of water (not suitable for at least agricultural application) may be encountered. Water discharge is subject to state permitting (including water from BLM-managed land, where enforcement of Federal statues is delegated to state agencies). Depending on the volumes and quality of produced water, disposal options may be limited and expensive to implement. In addition, CBM wells drilled into coal seams that have not been producing CBM from other wells in the vicinity may have to pump water for many months before gas production is optimized.
Price volatility could adversely affect us. Oil and gas prices are volatile at the national level. Gas prices for Rocky Mountain producers have been more volatile since the mid-1990s due to the negative price differential between national and local prices. The current expansion in drilling and production of gas wells (both conventional and CBM) in the Rocky Mountain region, coupled with periodic takeout limits due to lack of adequate supply in transmission lines, have resulted in an imbalance between takeaway capacity and supply.
While drill hole risk is minimized in CBM exploration compared to conventional gas exploration, profitable CBM production, particularly in the Rocky Mountain region, depends on the favorable resolution of several factors, including reasonable water disposal costs, environmental compliance, and the absence of a sustained substantial negative price differentials.
Service and equipment issues may cause cost increases and delays. The current boom in the Rocky Mountain region has led to higher prices for drilling and completion services and tubular goods and compression equipment. Sometimes, essential services and equipment can’t be obtained in a timely manner. In addition, good gas wells may be drilled in remote areas but the delay and expense of connecting the property to transmission lines may delay production and increase overall costs.

Competition for properties is intense and could adversely us. Petroleum wells decline in productivity over time. CBM wells have a relative fast decline curve compared to conventional gas wells; in some areas in the Rocky Mountain area, CBM wells may become uneconomic in production volume in less than ten years. In order to sustain revenues, companies must add to reserves on a regular basis, by drilling up current acreage and acquiring more, or through acquiring other companies or their assets. Industry competition is intense. Our competitors have greater financial and other resources with which to increase their property base.
Hedging arrangements involve credit risk and may limit future revenues from price increases. To manage exposure to volatile gas prices, we may enter into hedging transactions for a portion of future production. These transactions may limit the Company’s potential gains if natural gas prices were to rise substantially over the price established by the hedge. Conversely, price and/or volume declines could expose us to risk of financial loss.
Facilities and Employees
Corporate headquarters are located at 950 Seventeenth Street, Suite 2300, Denver, Colorado, in approximately 2,400 square feet of subleased space. We also have a small field office in Sheridan, Wyoming. The Denver location sublease expires in May 2008 but we expect to renew it upon expiration. The Wyoming office will be closed in first quarter 2008. Total lease expense is $8,523.25 per month.
As of October 31, 2007, the Company had 13 employees.
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the OTC Bulletin Board under the symbol “TTKAE.OB”. Prior to November 29, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “NPFC”. Prior to September 18, 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “NPFV”. Prior to April 14, 2005, our common stock was not available for quotation.
For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$1.50	$1.00	$0.10	$0.10
Second Quarter	$1.60	$0.75	$0.10	$0.10
Third Quarter	$0.85	$0.65	$0.10	$0.10
Fourth Quarter	$0.78	$0.40	$0.10	$0.10
Holders
As of February 26, 2008, we had approximately 53 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is National Stock Transfer of Salt Lake City, UT.
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table details the number of securities authorized for issuance under the Company’s equity compensation plans for the fiscal year ended October 31, 2007

	Number of securities to	Weighted average	Number of
	be issued upon exercise	exercise price of	securities
	of outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	4,850,000	$0.93	650,000
Total	4,850,000		650,000
Recent Sales of Unregistered Securities
None.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.
The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Information in this Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this 10-KSB that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” “continue,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance. Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes worldwide supply and demand for oil and gas which affect their prices, competing supplies of oil and gas, the timing and extent of our success in discovering, acquiring, developing and producing oil and natural gas reserves, risks inherent in the drilling and operation of oil and natural gas wells, future production and development costs, our ability to obtain financing for proposed activities, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States, conditions in the capital markets, as well as our ability to obtain oil and gas sales contracts. For a discussion of these and other risks related to the forward-looking statements contained herein, please see “Risk Factors” above.

During 2007, we used $4,186,337 of cash in operating activities and invested $101,320 in capital expenditures and $1,986,740 to purchase the undeveloped leasehold acreage in the Mowry and Lay Creek-Sand Wash projects and $196,000 for a deposit for the Seer Energy acquisition. Our operating activities and capital investments were funded with $1,692,029 in net proceeds from debt financing and $5 million (gross proceeds) from the October 2006 private placement of common stock. Net of fees at the close of a private placement, on October 30, 2006, we had $4,441,467 in available cash. Under provisions of the October 2006 purchase and sale agreement, there were advances from Brian Hughes, our director and former Chief Executive Officer, of which $650,000 was repaid subsequently to the closing of the October 2006 reverse merger/recapitalization. These advances represented oil and gas leases, leasehold improvements, geological surveys and equipment development purchased by Mr. Hughes prior and subsequent to the date of the offering memorandum. There was approximately another $285,000 in expenses incurred by Mr. Hughes in the period leading up to the close of the reverse merger/recapitalization that was reimbursed. Adjusting for these cash expenditures, we had approximately $3,535,000 in available cash on October 31, 2006.
In the first quarter of fiscal 2007 one test well in our Sand Wash prospect was drilled. Additional work will be required to ascertain gas saturation and permeability. Operational problems were encountered during drilling and substantive cost over-runs caused the well to be shut-in awaiting future completion attempts. The well will require completion and further testing to define the resource due to failure by the operational and exploration management to secure mud logging data through the critical areas of potential production. Due to our inability to presently fund additional completion costs, the well has been temporarily shut-in until further funding for re-entry and further testing and completion can be attempted. This is not anticipated until the later portion if fiscal 2008 or later.
The table below provides an analysis of our capital expenditures of $2.088 million during the year 2007.
Capital Expenditures Activity in 2007

Domestic:
Leasehold acquisitions
Lay Creek	261,208
Mowry	285,072
Divide Creek	3,708
Drilling of Lay Creek -Eldon well — Sand Wash — incomplete, temporarily shut-in	1,436,752
Purchase of office equipment	101,320
Total	$2,088,060
Debt financing during 2007 consisted of approximately $1,392,029 and $300,000 received from LMA Hughes LLLP, (“LMA”) an affiliate of a director, and from our financial advisor Energy Capital Solutions, LP (“ECS”), senior credit facility, respectively. These funds were primarily used for operating expenses. The loans are due in February 2008 and bear an interest rate of 15% effective at October 31, 2007.
At October 31, 2007, we owed LMA and ECS, $1,392,029 and $300,000, respectively. We have various commitments in addition to the short-term debt. The following summarizes contractual obligations at October 31, 2007:

Contractual Obligation	Total	2008	2009	2010	Thereafter
Short-term debt	$1,867,087	$1,867,087	$—	$—	$—
Interest(1)	$100,379	$100,379	$—	$—	$—
Operating leases for office space	$38,946	$38,946	$—	$—	$—
Operating leases for equipment	$—	$—	$—	$—	$—

(1)	Based on October 31, 2007 weighted average interest rate of 15.0% and anticipated debt repayment.

Operations Plans
Producing Property Acquisition, Exploration and Development Drilling, and Workover Plans
In executing our business plan, we attempt to focus our resources in selected domestic basins where we believe our expertise in geology, geophysics, and drilling and completion techniques provide us with competitive advantages. Our initial operations are focused on two core operating areas in the Rocky Mountain states of Colorado and Wyoming:
The Company has over 14,000 gross and net acres in the Powder River Basin of Wyoming for the purpose of developing an oil project in the fractured Mowry shale. Located in the eastern area of the Powder River Basin, the Mowry shale is an oil play analog to the Bakken Shale play. Historically known as an prolific petroleum source rock, the Mowry has a record of conventional production. The Mowry Shale encompasses the entire Powder River Basin, which includes parts of northeastern Wyoming and Southeastern Montana. It is has been a productive oil and gas resource for over 60 years. The fractured Mowry shale project has excellent potential to add significant reserves at moderate costs and risks. This project is 3-D seismic driven with well depths of approximately 7,500 feet. Our exploration team for this project specializes in analogous geographic areas and has been highly successful finding new reserves using 3-D seismic. Pending our ability to obtain additional financing, Tatonka will acquire an additional 3,400 acres in the Mowry Shale upon close of their pending asset acquisition from Seer Energy, LLC. We cannot assure that additional funding will be available.
The Sand Wash Basin is located in northwestern Colorado and southwestern Wyoming. It is part of the Greater Green River Basin, which includes the Washakie Basin, the Great Divide (Red Desert) Basin, and the Green River Basin. The Sand Wash Basin covers approximately 5,600 square miles, primarily in Moffat and Routt Counties of Colorado. Coalbed methane resources in the Sand Wash Basin have been estimated by the Colorado Geological Survey at 101 trillion cubic feet (Tcf) and 24 TCF at shallow drilling depths of 6,000 feet or less. Approximately 90% of this resource is within the Williams Fork Formation. Of all the coal-bearing formations, the Upper Cretaceous Williams Fork is the most significant unit because it contains the thickest and most extensive coal beds. Our current prospects include over 15,000 net acres of undeveloped Coalbed Methane acreage in northwestern Colorado’s Sand Wash Basin, of which the company has approximately 77% net revenue interest. The company intends to generate prospects and drilling on this acreage concentrating on medium depth properties generally ranging from 1,000 to 4,000 feet..
Our anticipated capital expenditures during fiscal 2008 total approximately $4.9 million. On the pending $1.2 million Seer acquisition, we expect to incur capital costs of $3.75 million of which $3 million would be for development drilling and the remaining amount would be for workover activities on 5 wells.
Of the $4.9 million described above, we plan to fund the $1.2 million estimated for the Seer acquisition and Mowry capital expenditure with a new senior credit facility. We anticipate funding operations and capital expenditures in the United States over the long-term using (a) net oil and gas revenues, (b) reserve-based debt financing and (c) other debt or equity instruments. In the event sufficient long-term operating and capital funding cannot be obtained, we will be required to curtail planned expenditures and may have to sell additional acreage and/or relinquish acreage.
We anticipate funding operations and capital for 2008 using (a) cash on hand at October 31, 2007, (b) future Seer property acquisition net gas revenues, and (c) proceeds from a senior credit financing. which we are presently negotiating (but have not finalized). If these negotiations are successful, funding would enable us to start drilling and exploration, but significant additional funding may be needed to continue work, even if the initial funding yields promising wells. We do not know what 2008 additional alternative financing or equity investments will be available. Any alternative financing we may could have terms less favorable than current terms provided by our pending lender/investor.

Results of Operations for the year ended October 31, 2007 compared to the ten months ended October 31, 2006
Revenue . For the fiscal years ended October 31 2007 and 2006, there were no revenues from oil and gas activities. Other income of $2,875 and $218 in FYE 2007 and 2006, respectively consisted solely from interest income from funds deposited at financial institutions.
Operating Expenses . For the fiscal year ended 2007, operating expenses of $5,678,774 consisted primarily of general and administrative expenses of $5,232,988 and research and development and depreciation, depletion, and amortization expenses of $445,786. For the fiscal year ended 2006, operating expenses of $640,555 consisted primarily of general and administrative expenses of $605,449 and research and development and geological and geophysical expenses $35,106.
ITEM 7. FINANCIAL STATEMENTS.
TATONKA OIL AND GAS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITOR’S REPORT
To the Board of Directors and Stockholders of
Tatonka Oil And Gas, Inc.
We have audited the accompanying consolidated balance sheets of Tatonka Oil And Gas, Inc (an Exploration Stage Company) as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements for the period from March 5, 2004 (inception) to October 31, 2007.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tatonka Oil And Gas, Inc. (an Exploration Stage Company) as of October 31, 2007, and the results of their operations and their cash flows for the year ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency. These items raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado	/s/ Causey Demgen & Moore Inc.
March 3, 2008

INDEPENDENT AUDITOR’S REPORT
To the Board of Directors and Stockholders of
TATONKA OIL AND GAS, INC.
We have audited the accompanying unaudited balance sheet of TATONKA OIL AND GAS, INC. and Subsidiary (an Exploration Stage Company) as of October 31, 2006, and the related statement of income, stockholders’ equity, and cash flows for the year ended October 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of TATONKA OIL AND GAS, INC. and Subsidiary (an Exploration Stage Company) as of October 31, 2006, and the results of its operations and its cash flows for the year ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ De Leon & Company, P.A.
Pembroke Pines, Florida
January 15, 2007, except for notes 2, 4, 6, 8, 9, 10 and 11 as to which the date is March 2, 2008

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
October 31, 2007 and 2006

		Restated
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$61,325	$4,441,467
Prepaid expenses	35,400	—
Inventory held for sale	133,346	—

Total current assets	230,071	4,441,467

Property, plant and equipment:
Oil and gas properties, at cost, using full cost method -
Unevaluated properties	2,500,114	1,950,126
Unevaluated wells, equipment and facilities	1,436,752	—

Total oil and gas properties	3,936,866	1,950,126

Other assets:
Office equipment, net of depreciation	82,630	27,368
Deposits	30,000	30,000
Deposit on property acquisition	196,000	—

Total other assets	308,630	57,368

Total assets	$4,475,567	$6,448,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$800,879	$490,351
Due to related parties	1,392,029	897,861
Note Payable	398,226	—
Bridge loan, net of discount of $156,657	143,343	—

Total current liabilities	2,734,477	1,388,212

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 100,000,000 shares authorized, 55,000,000 issued and outstanding in 2007 and 45,000,000 issued and outstanding in 2006, respectively	13,750	11,250
Additional paid-in capital	8,233,300	1,143,800
Common stock to be issued	—	4,613,306
Deficit accumulated during the exploration stage	(6,505,960)	(707,607)

Total stockholders’ equity	1,741,090	5,060,749

Total liabilities and stockholders’ equity	$4,475,567	$6,448,961

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended October 31, 2007, the ten months ended October 31, 2006 and for the period from March 5, 2004 (inception) to October 31, 2007

		Restated	Inception to
	2007	2006	October 31, 2007
			(unaudited)

Revenues:
Oil and gas sales	$—	$—	$—

Total Revenue	—	—	—

Costs and expenses:
General and administrative	5,232,988	605,449	5,725,707
Depreciation, depletion and amortization	46,058	—	46,058
Research and development	399,728	28,126	427,854
Geological and geophysical expense	—	6,980	6,980

Total costs and expenses	5,678,774	640,555	6,386,599

Operating loss	(5,678,774)	(640,555)	(6,386,599)

Other income (expense):
Interest income	2,875	218	3,093
Interest expense	(122,454)	—	(122,454)

Total other income (expense)	(119,579)	218	(119,361)

Net loss before income taxes	(5,798,353)	(640,337)	(6,505,960)

Income taxes	—	—	—

Net loss	$(5,798,353)	$(640,337)	$(6,505,960)

Basic and diluted loss per common share	$(0.11)	$(0.04)	$(0.35)

Weighted average number of shares outstanding	55,000,000	15,131,579	18,738,401

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from March 5, 2004 (inception) to October 31, 2007

			Additional	Common
	Common Stock		Paid-in	Stock to be	Accumulated
	Shares	Amount	Capital	Issued	Deficit

Capital contributions (unaudited)	10,101,138	2,525	$850,475	$—	$—
Distributions (unaudited)	(2,972,316)	(743)	(250,257)	—	—
Net loss from March 5, 2004 to December 31, 2005	—	—	—	—	(67,270)

Balance December 31, 2005	7,128,822	1,782	600,218	—	(67,270)
Contribution of Company expenses paid by member	7,871,178	1,968	662,721	—	—
Issuance of common stock on October 30, 2006 for the net assets of New Pacific Ventures Inc. at acquisition	30,000,000	7,500	(119,139)	—	—
Common stock to be issued	—	—	—	4,613,306	—
Net loss for the period	—	—	—	—	(640,337)

Balance October 31, 2006	45,000,000	11,250	1,143,800	4,613,306	(707,607)
Issuance of common stock for cash at $0.50 per share subscribed as of October 31, 2006	10,000,000	2,500	4,610,806	(4,613,306)
Issuance of stock options during year	—	—	2,301,632	—	—
Warrants issued in connection with note payable	—	—	177,062	—	—
Net loss for the year	—	—	—	—	(5,798,353)

Balance October 31, 2007	55,000,000	13,750	$8,233,300	$—	$(6,505,960)

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
For the year ended October 31, 2007, the ten months ended October 31, 2006 and for the period from March 5, 2004 (inception) to October 31, 2007

		Restated	Inception to
	2007	2006	October 31, 2007
			(unaudited)
Cash flows from operating activities:
Net loss	$(5,798,353)	$(640,337)	$(6,505,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66,463	—	66,463
Stock compensation	2,301,632	—	2,301,632
Changes in assets and liabilities:
Inventories	(133,346)	—	(133,346)
Prepaid expenses	(35,400)	—	(35,400)
Accounts payable and accrued liabilities	(189,107)	899,056	719,471

Total adjustments	2,010,242	899,056	2,918,820

Net cash provided by (used in) operating activities	(3,788,111)	258,719	(3,587,140)

Cash flows from investing activities:
Acquisition of oil and gas properties and equipment	(1,986,740)	(1,754,297)	(3,936,866)
Purchase of office equipment	(101,320)	(27,368)	(128,688)
Cash receipt on merger	—	367,995	367,995
Deposits	(196,000)	270,000	(226,000)

Net cash used in investing activities	(2,284,060)	(1,143,670)	(3,923,559)

Cash flows from financing activities:
Sale of common stock	—	5,277,995	5,879,995
Cash due to related parties	1,392,029	—	1,392,029
Borrowings on bridge loan	300,000	—	300,000

Net cash provided by financing activities	1,692,029	5,277,995	7,572,024

Increase (decrease) in cash	(4,380,142)	4,393,044	61,325

Cash beginning of period	4,441,467	48,423	—

Cash end of period	$61,325	$4,441,467	$61,325

Cash paid for interest	$—	$—	$—

Non-cash investing and financing activities:
Warrants valued at $177,062 were issued in connection with a note payable during the year ended October 31, 2007
During year ended October 31, 2007 the Company converted a $398,226 accounts payable to a notes payable
During the period ended October 31, 2006, the recorded accounts payable of $316,694 in respect to share issue costs relating to a private placement
The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Basis of Presentation
The consolidated financial statements include the accounts of Tatonka Oil and Gas, Inc. “Parent” and its wholly owned subsidiaries Tatonka Oil and Gas Company, Inc. “Tatonka” and Advanced Well Control Systems, Inc. “AWCS” and together referred to herein as the “Company”. The Company engages in oil and gas acquisition, exploration, development and production activities in the United States. All significant intercompany transactions have been eliminated.
The Parent was incorporated under the laws of the State of Colorado on May 22, 2001 under the name New Pacific Ventures, Inc., with authorized common stock of 100,000,000 shares at $0.001 par value and preferred stock of 25,000,000 shares at $0.001 par value. The preferred shares may be issued in one or more series with terms at the discretion of the Board of Directors. Parent commenced operations in the mining exploration business in Canada in 2001. Tatonka commenced operations in the oil and gas business on March 5, 2004. AWCS is developing technology to automate well pumping systems in the petroleum industry.
In the 2006 year, the Company’s outstanding common shares were forward split on a 4-for-1 basis, and 6,000,000 post-split common shares were cancelled. Resulting in a decrease in the stated par value of the common stock to $0.00025. Thereafter, as of October 30, 2006, the Company acquired all the outstanding shares of Tatonka in a stock-for-stock transaction, issuing 15,000,000 post-split shares to the former shareholder of Tatonka, and changed the Parent’s name to Tatonka Oil and Gas, Inc. Concurrently with closing the acquisition, the Company issued 10,000,000 restricted common shares to persons believed to be accredited investors, at $0.50 per share, for gross proceeds of $5,000,000 (net proceeds of $4,613,306, after payment of share issue costs totaling $386,694, of which $70,000 was paid before November 1, 2006).
The acquisition of Tatonka has been accounted for as a recapitalization of Tatonka as the Parent is considered to be a shell company. Tatonka’s prior equity has been restated to reflect the forward split and the capital structure contained in the acquisition as if it had occurred at the earliest period presented. The acquisition is treated as the issuance of 30,000,000 common shares for the net assets of the Parent.
Effective for the 2007 period, the Company has restated 2006 for the accounting of the acquisition of New Pacific as a recapitalization of New Pacific. (See Note 2).
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $5,798,353 for the fiscal year ended October 31, 2007, a negative working capital deficiency of $2,504,406 and an accumulated deficit of $6,505,960. These factors raise substantial doubt about its ability to continue as a going concern.
The Company’s future financial ability to continue operations and proceed with positive results will depend primarily on (1) our immediate ability to obtain equity and/or debt financing to pay existing trade debt and overhead and to support our current and proposed oil and gas operations and capital expenditures (2) our ability to acquire through purchase or discover through exploration and development commercial quantities of oil and gas; (3) the market price for oil and gas; (4) our ability to continue to source and screen potential projects; and (5) our ability to fully implement our exploitation, exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production
The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.
Exploration Stage Company
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

Cash, Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less.
Fair Value of Financial Instruments
The company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist principally of cash. The Company places its cash with a high quality financial institution. At various times during the periods ended October 31, 2007 and 2006, the balance exceeded the FDIC limit of $100,000.
Equipment and Depreciation
Equipment is recorded at cost. Depreciation is provided for using the straight-line method as follows:

Computer	Three years
Computer Software	Two years
Furniture / Fixtures	Five years
Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Method of Accounting for Oil and Gas Properties
The Company uses the full cost method of accounting for oil and gas producing activities. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, including costs of unsuccessful exploration, are capitalized within a cost center; subject to a cost ceiling limitation, which basically limits such costs to the present value of future net revenues after tax from proved reserves discounted at 10%. The Company’s oil and gas properties are located within the continental United States, which constitutes one cost center. No gain or loss is recognized upon normal sale or abandonment of oil and gas properties unless the gain or loss significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Maintenance, repairs, renewals and minor replacements are charged to expense as incurred. Major additions and improvements are capitalized. When assets other than oil and gas properties are sold retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and gains or losses are included in the statement of operations.
Revenue Recognition and Gas Balancing
The Company has had no revenues since inception. The Company will recognize oil and gas revenues from our interest in producing wells when production is delivered to, and title has transferred to the purchaser and to the extent the selling price is reasonably determinable. The Company will use the sales method of accounting for gas balancing of gas production and will recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.
Asset Retirement Obligations
The Company has no asset retirement obligations inasmuch as it has no producing assets as of October 31, 2007.
The Company estimates the future cost of asset retirement obligations, discounts that cost to its present value, and records a corresponding assets and liability in its Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires the company to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

Environmental Matters
Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations with no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation are deemed probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.
Inventory
Inventories are carried at the lower of cost (first-in, first-out) or market. Inventories consist primarily of well equipment.
Long-Lived Assets
The company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to long-lived assets not included in oil and gas properties. Under SFAS No. 144, all long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. An impairment loss is recognized when the carrying value of a long-lived asset is not recoverable and exceeds its fair value.
Research and Development
Company funded research and development costs are charged to expense as incurred.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.
Stock-based Compensation
In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Company adopted FAS 123R on November 1, 2006.
Basic and Diluted Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing the diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.
Reclassifications
Certain 2006 amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income or shareholders’ equity presentation.

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing November 1, 2007. The adoption of FIN 48 is not expected to have an impact on our results of operations or financial condition.
In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.
In December, 2007 the FASB issued FSAS No.157, Fair Value Measurements. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.
In December, 2007 the FASB issued FSAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 . This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.
(2) RESTATEMENT OF 2006 FINANCIAL STATEMENTS
On January 25, 2008, the Company’s board of directors concluded that the Company’s consolidated financial statements for the fiscal year end on October 31, 2006, and the consolidated financial statements for the three fiscal periods ended January 31, April 30, and July 31, 2007, should be restated.
The balance sheets as of the above dates show total assets as including $6,940,918 of goodwill, equal to the excess the value of stock, at $0.50 per share, issued to acquire the subsidiary Tatonka, over the subsidiary’s historical cost of its oil and gas properties. This acquisition was completed on October 30, 2006.
The Company has determined that because the Company, at the date the subsidiary was acquired in October 2006 was a “shell company” under SEC rules, the acquisition transaction should be accounted for as a recapitalization, without recognition of goodwill.

The quarterly adjustments for the periods ended January 31, April 30 and July 31, 2007 would be the same as shown below.

			Restated
	Form 10-KSB	Adjustments	Consolidation
	Consolidation	October 31,	October 31,
	October 31, 2006	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,441,467	$—	$4,441,467

Total Current Assets	4,441,467	—	4,441,467

Property, plant and equipment:
Oil and gas properties, at cost, using full cost method -
Unevaluated properties	1,950,126	—	1,950,126

Total oil and gas properties	1,950,126	—	1,950,126

Other assets:
Office equipment, net of depreciation	27,368	—	27,368
Long term deposits	30,000	—	30,000
Goodwill	6,940,918	(6,940,918)	—

Total other assets	6,998,286	(6,940,918)	57,368

Total assets	$13,389,879	$(6,940,918)	$6,448,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$490,351	$—	$490,351
Due to related parties	897,861	—	897,861

Total current liabilities	1,388,212	—	1,388,212

Stockholders’ equity:
Common stock, $0.00025 par value, 100,000,000 shares authorized, 45,000,000 issued and outstanding in 2006	11,250	—	11,250
Additional paid-in capital	7,497,750	(6,353,950)	1,143,800
Common stock to be issued	4,613,306	—	4,613,306
Deficit accumulated during exploration state	(120,639)	(586,968)	(707,607)

Total stockholders’ equity	12,001,667	(6,940,918)	5,060,749

Total liabilities and stockholders’ equity	$13,389,879	$(6,940,918)	$6,448,961

(3) FIXED ASSETS

	October 31,			October 31,
	2007			2006
		Accumulated
Asset Class	Cost	Depreciation	Net	Net
Computer hardware	$53,827	$15,535	$38,292	$17,412
Computer software	71,473	29,771	47,702	9,083
Office furniture and fixtures	3,388	752	2,636	873

Total	$128,688	$46,058	$82,630	$27,368

Depreciation has not been claimed for the year ended October 31, 2006, as the equipment was not yet in use.
(4) DEPOSIT ON PROPERTY ACQUISITION
On January 28, 2007, the Company had signed a letter of intent to purchase a net revenue interest of approximately 80% in leases totaling 6,847 acres in the United States for $1,960,000 from Seer Energy, Inc. The agreement required a deposit of $196,000 within 30 days and the remaining $1,764,000 by July 25, 2007. The Company paid the deposit of $196,000 on February 27, 2007. On December 14, 2007, the Company and Seer Energy, Inc. agreed to extend the closing until January 15, 2008, decreased the acreage offered, and changed the purchase price to $1,396,000 ($1,200,000 will be due at closing). The Company has a verbal agreement extending the closing date until additional funding is received.
(5) RELATED PARTY TRANSACTIONS
Amounts due to related parties of $897,861 at October 31, 2006 consist of advances from LMA Hughes LLLP “LMA”, which is affiliated with Brian Hughes, a director, and a shareholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment.
During 2007 the Company borrowed from LMA $1,440,582 for working capital purposes. During 2007, the Company repaid $1,169,581 resulting in a balance payable of $1,266,488 (including accrued interest of $97,626). Effective as of December 5, 2007, the Company signed a lending agreement with LMA. The Company issued a promissory note to LMA for $1,501,214.60, due February 15, 2008 (unless extended for up to an additional 60 days). Interest will accrue at 15% per annum, increasing to 25% if the note is extended. The amount of the note includes $122,000 as a recent advance to us by LMA. The balance of the note represents LMA’s net advances to us from our inception through December 4, 2007, plus 15% annual interest on the outstanding total monthly net amount of advances, through December 4, 2007. Additional amounts may be loaned to us by LMA, on the same terms. Repayment of the note is secured by a lien on our assets, which lien is junior to the lien in favor of Energy Capital Solutions (granted in connection with the ECS loan in early October 2007).The lending agreement provides that the Company will issue, on January 15, 2008, warrants (exercisable for 10 years) to purchase common stock of the registrant at an exercise price to be determined on or prior to issue date. The total number of shares underlying the warrant to be issued to LMA shall be equal to (x) 616,667 multiplied by (y) that fractional number which results from dividing (i) $122,000 plus any additional amounts loaned by LMA, by (ii) $200,000. The Company paid on January 2, 2008 $200,000 of its secured obligation to LMA, which is affiliated with Brian Hughes, a director of the registrant. After payment, the amount due to LMA $1,337,667.
In the first fiscal quarter of 2008, Brian Hughes, current director and former CEO, submitted an expense report fiscal 2007 for $120,449 for travel, meals, lodging, cell phone usage and several other items. These amounts are reflected as a due to a related party and is not a part of the above note payable.
(6) NOTES PAYABLE
Lending Agreement – October 2007 – The Company entered into a loan agreement on October 5, 2007 with Energy Capital Solutions, L.P., “ECS”, Dallas, Texas. ECS is the Company’s financial advisor.
Through October 31, 2007 the Company has borrowed $300,000 for working capital purposes from ECS, in an initial tranche of $200,000, and then one additional tranche of $100,000. The loan is a senior obligation, bears annual interest at 15%, and matures on the earlier of the sale of any equity or debt or February 2, 2008; the loan may be extended for up to 60 more days but the interest rate on the extended period would be 25% and the lender would be entitled to an additional warrant (see below). Payment is secured by all of our properties and assets.

In connection with the initial borrowing tranche of $200,000, the Company issued a warrant, exercisable at $0.20 per share, until October 4, 2017 to purchase 616,667 shares of common stock (equal to 1% of the registrant’s fully diluted outstanding shares). In connection with the subsequent $100,000 borrowed from ECS, the Company issued to ECS warrants to purchase an additional 308,334 shares at $0.20 per share exercisable until October 18, 2017 (equal to an additional 0.5% of the Company’s fully diluted outstanding shares). ECS has piggy-back registration rights if the Company filea any registration statement to raise cash during the warrant term. The Company elected to extend the loan for an additional 60 days past February 2, 2008. The Company will issue an additional warrant to ECS to purchase additional shares of the registrant equal to another 2% of its fully diluted outstanding shares. In the event the note is not paid by April 2, 2008, the Company will issue an additional warrant to ECS to purchase more shares equal to another 4% of the Company’s fully diluted outstanding shares. These additional warrants would be for the same term and will be exercisable at $0.20 per share. The warrants issued to October 31, 2007 were valued at $177,062 and recorded as a discount on the related note payable.
The Company had a $398,226 accounts payable for drilling expenses to a vendor at the end of its 2006 fiscal year end. Pursuant a legal action the Company entered into an agreement with this vendor on August 14, 2007 by executing a note payable for two equal installments of $199,113 payable on October 15, 2007 and November 15, 2007. The vendor has agreed not to pursue any further legal action pending the outcome of the Company’s fund raising efforts.
(7) INCOME TAXES
Prior to the acquisition transaction on October 30, 2006, Tatonka was a limited liability company which was a partnership for tax purposes, and thus no income tax expense was recorded in the financial statements.
No provision for income taxes is required for the year ended October 31, 2007 because the Company had a net operating loss.
At October 31, 2007, the Company had net operating loss carry-forwards of approximately $4,863,000. The net operating losses expire in the years 2021 to 2022. Other book to tax timing differences consist of stock compensation and intangible drilling costs.
As of October 31, 2007 and 2006, total deferred tax assets (liabilities) and the related valuation allowance is as follows:

	2007	2006
Deferred Tax assets	$2,217,000	$$30,000
Deferred tax liabilities	(472,000)	—
Valuation allowance	(1,745,000)	(30,000)

	$—	$—

(8) COMMON STOCK AND PREFERRED STOCK
The company has authorized 100,000,000 shares of $0.00025 par value common stock and as of October 31, 2007, common shares issued are 55,000,000. In addition, the company has authorized 25,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company’s Board of Directors.
In fiscal 2006, the Company declared a 4-for-1 forward stock split.
Warrants and Stock Options
Compensation expense related to stock options included in General and Administrative Expense for the years ended October 31, 2007, and 2006 is $2,301,632 and $-0-, respectively. No tax benefit is associated with these expenditures as the Company is in a loss position for 2007 and 2006, respectively.
On November 2, 2006, the Company approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options, which plan was amended and restated on March 20, 2007. As at October 31, 2007, the Company had 4,850,000 stock options outstanding. The plan has not been approved by the share holders.

On November 2, 2006, the Company granted 4,162,500 employee incentive stock options exercisable until November 2, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. These options are exercisable at the following prices:

Number of Options	Exercise Price

2,081,250	$0.50
1,040,625	$1.00
1,040,625	$1.25

4,162,500

Of the above mentioned options, a total of 562,500 options were cancelled during the quarter ended April 30, 2007 and 1,700,000 options were cancelled during the quarter ended October 31, 2007.
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
On June 4, 2007, the Company granted 1,000,000 employee incentive stock options exercisable until June 3, 2011. These options vest 25% per year until fully vested. These options are exercisable at the following prices:

Number of Options	Exercise Price

500,000	$0.85
250,000	$1.00
250,000	$1.25

1,000,000

On June 5, 2007, the Company granted 25,000 employee incentive stock options exercisable at $0.85 until June 5, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested.
On July 9, 2007, the Company granted 500,000 employee incentive stock options exercisable until July 8, 2011. These options vest 25% per year until fully vested. These options are exercisable at the following prices:

Number of Options	Exercise Price

250,000	$0.85
125,000	$1.00
125,000	$1.25

500,000

The fair value of these share purchase options which were granted during the twelve months ended October 31, 2007 was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	3.94% - 4.85%
Dividend yield	0%
Weighted average expected volatility	71%
Weighted average expected option life	3.16 yrs
Weighted average fair value of options	$0.93
Total options outstanding	4,850,000
Total fair value of options outstanding	$3,194,354
Plan activity for the years ended October 31, 2007 and 2006 is set forth below.

	Years Ended October 31,
	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Price	Options	Price

Outstanding at beginning of year	—		—	—
Granted	7,112,500	$0.92	—	—
Exercised	—	—	—	—
Cancelled or forfeited	(2,262,500)	$0.91	—	—

Outstanding at end of year	4,850,000	$0.93	—	—

Exercisable at end of year	1,253,125	$0.98	—	—
The company has issued shares from its treasury stock whenever stock options have been exercised in fiscal years 2007 and 2006.
The following table summarizes information about stock options outstanding at October 31, 2007:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted	Aggregate
Exercise	at October 31,	Contractual	Outstanding	October 31,	Average	Intrinsic
Prices	2007	Life in Year	Price	2007	Exercise Price	Value

$0.50 - $1.00	2,950,000	3.91	$0.67	681,250	$0.67	4,500

$1.25 - $1.50	1,900,000	4.05	$1.33	571,875	$1.35	—

$0.50 - $1.50	4,850,000	3.98	$0.93	1,253,125	$0.98	4,500

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.51 as of October 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

WARRANTS
In October 2007, we issued investor warrants to purchase a total of 925,001 shares of common stock exercisable at $0.20 per share and vesting immediately. The warrants expire on October 4, 2017 and October 18, 2017 respectively. The table below reflects the status of warrants outstanding at October 31, 2007 held by others to acquire our common stock:

Issue Date	Common Shares	Exercise Price	Expiration Date

October 5, 2007	616,667	$0.20	October 4, 2017

October 19, 2007	308,334	$0.20	October 18, 2017

Balance, October 31, 2007	925,001	$0.20

At October 31, 2007, the per-share weighted average exercise price of outstanding warrants was $ 0.20 per share and the weighted average remaining contractual life was 9.92 years.
(9) COMMITMENTS
Office Leases
The company leases office facilities under an operating sub lease agreement entered into September 18, 2007 which expires July 14, 2008. The lease agreement required advance payments of $63,396 during year ending October 31, 2007. Of the lease agreement payment due, $33,396 was unpaid as of October 31, 2007. Total rental expense was $227,054 in 2007 and $22,322 in 2006.
Oil and Gas Properties
The Company has acquired leases in unproved oil and gas properties located in Colorado and Wyoming, USA. Under the terms of the lease agreements the Company is required to pay its share of royalties and other obligations.
Pursuant to such contracts the Company is obligated to pay $349,185 to maintain the leases as follows:

Year ended October 31, 2008	$91,390
2009	93,622
2010	81,223
2011	24,911
2012	25,397
2013	13,447
2014	8,141
2015	8,141
2016	2,913

$349,185

This amount does not contemplate funds required for exploration.
(10) BENEFIT PLANS
Profit Sharing 401(k) Plan
Effective January 1, 2007, the company has established a 401(k) plan for the benefit of its employees. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. The Company has chosen a Safe Harbor Plan whereby the Company matches eligible participants elective deferrals 100% of the first 3% of compensation plus 50% of elective deferrals that exceed 3% but does not exceed 5% of compensation. Matching contributions recorded in fiscal 2007 and 2006 were $26,234 and $0.00, respectively.

(11) SUBSEQUENT EVENTS
Since October 31, 2007 the Company borrowed an additional $272,570 and made payments totaling $248,847 to LMA Hughes LLLP. Additional interest of $47,456 has been incurred.
On December 4, 2007, we signed an agreement to sell to an unrelated party all of the Company’s working leasehold interest in 8,917.51 net acres within our non-strategic portion of Mowry Shale Prospect, located in the Powder River Basin, and deep drilling rights to a portion of the remaining acreage. The agreement was closed in January 2008. The total purchase price was $1,100,000. In addition, we assigned to buyer the deep drilling rights on approximately 7,050 gross acres located in a 15 mile radius of the 8,917.51 net acres sold to buyer. Deep drilling rights are defined as being the rights to drill and produce oil and gas below 8,558 feet (the top of the Minnelusa formation as found at that depth for the Four Horse Federal #5-10 well in Weston County, Wyoming).
In connection with the sale, and in order to have sufficient working and net revenue interests to sell the acreage in the Mowry Shale Prospect, on January 2, 2008 we bought out Clarion Finance Pte Ltd.’s participation agreement on the Mowry shale prospect for $368,659 (the initial acquisition fee paid by Clarion, plus interest at 15%, and legal fees Clarion’s related legal fees). Clarion now has no rights in the acreage and no drilling or completion payment obligations. For further information on the participation agreement, please see the Form 8-K filed on August 1, 2007 and note 4 to the financial statements in the Form 10-QSB filed on September 14, 2007.
Under the loan agreement dated October 5, 2007 with Energy Capital Solutions, L.P., since October 31, 2007 the Company borrowed a final tranche of $100,000 on December 24, 2007. Additional interest of $12,945 was incurred. We will issue a warrant, exercisable at $0.20 per share, until December 23, 2017 to purchase 308,334 shares of common stock (equal to 1/2% of the registrant’s fully diluted outstanding shares). ECS has piggy-back registration rights if we file any registration statement to raise cash during the warrant term.
(12) LEGAL PROCEEDINGS
As of the date this Report is filed, we are party to the following legal proceedings:
Sothi Thillairajah v. Tatonka Oil and Gas, Inc. (District Court, City and County of Denver), Case No. 07CV12353. Plaintiff’s employment with the Company was terminated September 7, 2007, and he filed a lawsuit against the Company. The Company has paid to or on behalf of the plaintiff $17,307.69 in connection with the dispute. On February 12, 2008, the parties agreed to settle the dispute. If on or before March 31, 2008 the Company pays to or contributes for the benefit of the plaintiff (i) $74,887.86 (less taxes and 401(k) contributions) plus interest, and (ii) $7,645.51 of the plaintiff’s legal expenses, the lawsuit will be dismissed with prejudice. If payment is not made by the deadline, plaintiff will be entitled to seek entry of judgment against the Company for $82,533.37.
Grey Wolf Drilling Company, L.P. v. Tatonka Oil and Gas, Inc., (281st District Court of Harris County, Texas), Case No. 2007-40763, dismissed without prejudice. The plaintiff seeks collection of $398,226 owed under a contract for field services related to a well we drilled on the Sand Wash prospect in fiscal 2006. We agreed to settle the matter by giving the plaintiff a promissory note in August 2007 paying the claim in two equal installments of $199,113 payable on October 15, 2007 and November 15, 2007. Upon issuance of the promissory note, the plaintiff agreed to nonsuit all claims against the Company without prejudice to refiling. These payment dates have been extended to be the date when the Company receives financing.
James T. Priestley d/b/a Black Diamond Mud v. Tatonka Oil and Gas, Inc. (District Court, Moffat County, Colorado), Case No. 07 CV 45. The plaintiff seeks collection of $31,387.20 owed in connection with the drilling of the Eldon Gerber Well, Number 07-24-07-92, located in Moffat County, Colorado. On January 31, 2008, the parties entered into a settlement agreement the terms of which provide that if on or before March 31, 2008 the Company pays to plaintiff $31,387.20, the parties will file a joint motion to dismiss the lawsuit with prejudice. If, however, the Company fails to pay the plaintiff, the Company shall confess judgment for all amounts due under the invoice in the principal amount of $31,387.20 plus pre-judgment interest accrued at the statutory rate from February 1, 2008 to the date judgment is entered and, no later than April 10, 2008, the parties are to file a Stipulated Entry of Judgment and Foreclosure of Oil and Gas Lien with the District Court of Moffat County in favor of Priestley. Said Entry of Judgment shall also award the plaintiff post judgment interest at the statutory rate.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Change of Audit Firm for 2007 Financial Statements. As previously reported on Form 8-K, on January 25, 2008, the Board of Directors determined that the Company should not renew its engagement of the independent accounting firm De Leon & Company, in connection with the audit of the consolidated financial statements for the year ended October 31, 2007. The Board of Directors determined to engage a firm based in Denver, Colorado, with experience in the oil and gas exploration and production business. We do not have an audit committee.
De Leon & Company’s report on the consolidated financial statements for the year ended October 31, 2006 did not contain an adverse opinion or disclaimer of opinion. Such report was not qualified or modified as to uncertainty, audit scope, or accounting principles.
During the two fiscal years ended October 31, 2006, and from such date to the date of this Report, there have been no disagreements between us and De Leon & Company, on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of De Leon & Company, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for the year then ended.
A letter from De Leon & Company, addressed to the Securities and Exchange Commission, in which De Leon & Company stated that it agreed with the above two paragraphs, was filed as an exhibit to the Form 8-K filed on January 31, 2008 (and is an exhibit to this Report, see Part III — Item 13 — Exhibits below).
As of January 25, 2008, we engaged a new independent accounting firm, Causey Demgen & Moore Inc. (Denver, Colorado), to audit our consolidated financial statements for the year ended October 31, 2007. We consulted with the new firm regarding the application of accounting principles to the October 30, 2006 acquisition of Tatonka Oil and Gas Company, Inc. However, we have been advised by the new firm that the oral advice given by it was, in the firm’s determination, not an important factor considered by us in reaching a decision as to proper accounting for the acquisition. For our part, we did not consider such advice to be a factor in determining resolution of the accounting issue. The new firm did not provide a written report to the registrant with respect to the accounting issue. See the restated consolidated financial statements for 2006 included in this Report.
Non-Reliance on Previously Issued Financial Statements (Restatement of 2006 Statements). Also in the January 31, 2008 Form 8-K, we disclosed that on January 25, 2008, our Board of Directors concluded that the consolidated financial statements for the fiscal year ended October 31, 2006, and the consolidated financial statements for the three fiscal periods ended January 31, April 30, and July 31, 2007, should no longer be relied upon because of an error in the financial statements.
The balance sheets as of the above dates show a significant portion of total assets being comprised of goodwill, equal to the excess of the value of stock, at $0.50 per share, issued by the Company (then named New Pacific Ventures, Inc.) acquire the subsidiary Tatonka Oil and Gas Company, Inc., over the historical cost of its oil and gas properties. We determined that because New Pacific was, at October 30, 2006, a “shell company” under SEC rules, the acquisition transaction should be accounted for as a recapitalization, without recognition of goodwill. The consolidated financial statements for fiscal 2007 included in this Report include a restatement of the financial statements for 2006 to reflect elimination of the goodwill component and appropriate footnote disclosure of the recapitalization.
On January 3, 2008, De Leon & Company (the independent accounting firm which audited the consolidated financial statements for 2006) advised us that such financial statements should be restated as discussed above, and that appropriate changes should be made in the consolidated financial statements for the three fiscal periods ended January 31, April 30, and July 31, 2007. On January 25, 2008 the Board of Directors deliberated upon the accountant’s recommendation and concluded that a restatement of the financial statements was in order. De Leon & Company has audited the restated financial statements for 2006 which are included in this Report.

ITEM 8A. Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our evaluation under the framework in Internal Control—Integrated Framework, our management identified a material weakness in the company’s internal controls over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the company’s internal control over financial reporting.
This material weakness resulted in a material misstatement of the company’s October 31, 2006 financial statements and the company’s three interim quarterly reports for fiscal 2007 and required changes to those financial statements. Management concluded that the possibility of a material misstatement due to the significant internal control deficiency was more than remote resulting in it being a material weakness. As a result, management concluded that the company’s disclosure controls and procedures were not operating effectively as of October 31, 2007, due to the material weakness described below.
For the fiscal year 2007, the company did not have the technical resources to review highly complex and non-recurring transactions.
Management intends to address this material weakness by providing additional training for its senior accounting staff in certain highly technical and complex accounting areas involving new rules and pronouncements and new interpretations of rules and pronouncements, and will retain experts to advise it regarding these areas.
Limitations of the Effectiveness of Internal Control.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 8B — Other Information
None.

Part III
ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors, Executive Officers, Promoters and Control Persons
Dirck E. Tromp, Chief Executive Officer
Mr. Tromp (age 41) was appointed Chief Executive Officer on June 4, 2007. He was Manager of North American Natural Gas Projects for Petrohunter Energy Corp., a Denver, Colorado natural gas company from June 2006 until May 2007. Between May 2004 and May 2006, Mr. Tromp was the Exploration Manager for Galaxy Energy Corporation, a publicly held Denver, Colorado energy exploration company. During this period, he also provided consulting services to LMA Hughes, LLLP, an affiliate of the Company (see “Certain Relationships and Related Transactions” below). From April 2003 to April 2004, Mr. Tromp was the Lead Geologist for Fidelity Exploration and Production Co., a Denver, Colorado based energy exploration and production company that is a subsidiary of MDU Resources Group, Inc., a NYSE listed company. Between July 2000 and March 2003, Mr. Tromp was a Consulting Geologist for J.M. Huber Corporation, a private Houston, Texas- based energy company. Mr. Tromp has a Bachelor of Science Degree in Geological Engineering and a Masters of Science Degree in Geology from the Colorado School of Mines.
Paul C. Slevin, Chief Financial Officer
Mr. Slevin (age 60) was appointed as Chief Financial Officer on July 3, 2007. Between May 1999 and June 2007, Mr. Slevin served as a contract CFO for Quest International Management Company, Inc., a Denver, Colorado based venture capital company. Mr. Slevin has also been a contract CFO for Trinity Petroleum Management Company, CFO of Tipperary Corporation, and CFO of The Blackfox Group. Mr. Slevin has also been the Vice President of Finance with the Gary-Williams Energy Company, chief accountant for Forest Oil Corporation, and worked as an auditor for PriceWaterhouse. Mr. Slevin holds a Bachelor of Science degree in Accounting and a Masters of Business Administration degree in Corporation Finance from New York University.
Brian Hughes, Director and Chairman of the Board of Directors
Mr. Hughes (age 53) was appointed President, Chief Executive Officer, Secretary, Treasurer and a director on October 30, 2006 when the Company acquired Tatonka Oil and Gas Company, Inc. Mr. Hughes resigned from the officer positions upon the June 4, 2007 appointment of Mr. Tromp as CEO. Mr. Hughes is the president of Hughes Ventures, which is the general partner of LMA Hughes LLLP, a principal shareholder of the Company. Mr. Hughes studied at West Point from 1973 to 1977 and graduated with a BSc in Engineering. Mr. Hughes studied at the University of Texas from 1983 to 1985 and graduated with an MSc in Petroleum Engineering at the University of Texas. He has been an independent oil and gas investor since 2000.
Mr. Hughes prior employment included three years as a Petroleum Engineer at Shell before embarking on a career as an independent petroleum engineer for eighteen years. Mr. Hughes had central roles at Pennaco Energy, Ultra Petroleum and J.M. Huber Corporation.
Paul Stroud, Chief Operating Officer
Mr. Stroud (age 61) was appointed Chief Operating Officer effective January 5, 2007. Between December 12, 2006 and January 5, 2007, Mr. Stroud was Vice President - Engineering for the Company. He was the founder and owner of the Sheridan, Wyoming-based energy consulting firm Solutions Team Inc from 1998 to December, 2006. Mr. Stroud’s engagements at Solutions Team inc. included both CBM and geothermal drilling projects for clients that included McMurray Oil Company, Unocal Geothermal, Ormat, Pinnacle Gas Resources, Inc. and J.M. Huber Corporation. From 1991 to 1992, Mr. Stroud was a drilling Superintendent with OESI Power Corporation. From 1978 to 1991, Mr. Stroud was a drilling superintendent and supervisor for UNOCAL. From 1973 to1978, Mr. Stroud was a drilling supervisor with Atlantic Oil Co., and from 1972 to 1973, he was a drilling supervisor and engineer with Shell Oil Co. Mr. Stroud studied at Sacramento State College from 1968 to 1971 and graduated with a BA with majors in Political Science and History and a minor in Civil Engineering. Mr. Stroud was certified as a Mud Engineer by Dresser Industries in January of 1980 and completed a number of drilling technology courses at both Shell Oil Drilling and UNOCAL.

Anthony Yeats, Director
Dr. Yeats (age 61) has been a director since January 5, 2007. Dr. Yeats has been a director of Digital Ecosystems Corp., a publicly traded company, since February 2006. He has participated in the development of numerous exploration ventures in oil and gas opportunities around the world as well as identifying some mineral projects. His career has included the role of Chief Geologist, Geophysicist and Team Leader for Royal Dutch Shell in the Middle East, Africa and the Far East; Exploration Coordinator for BP’s Global Basin Group, and Chief Geologist for a number of regional acquisitions undertaken by British Petroleum at a variety of locations throughout the Middle East, Africa, Canada and Europe. In 1999, Dr. Yeats started Cambridge Earth Sciences Limited, which provides private research and consulting services for companies engaging in geology and exploration management, which Dr. Yeats continues to run. In addition, Dr. Yeats has been active as the Vice President of a resource investment company in Canada with exploration interests in gravel, titanium, and kimberlite. Prior to 1999, Dr. Yeats was Co-coordinator for World Wide New Ventures for Total in Paris and finally Exploration Manager for Total in the former Soviet Union where he managed teams undertaking hydrocarbon exploration in Kazakhstan, Azerbaijan, and Russia. Dr. Yeats studied at the University of Bristol from 1965 to 1968 and graduated with a BSc in Geology. Dr. Yeats studied at the University of Cambridge for 1968 to 1971 and completed his PhD in Geology.
J. Scott Zimmerman, Director
Mr. Zimmerman (age 50) was appointed a director on September 18, 2007. He has been a President of South Texas Oil Company, a public company based in San Antonio, Texas, since June, 2007. From October, 2004 until April 2007, Mr. Zimmerman was the President of Storm Cat Energy Corporation, a public company based in Denver. He is a Petroleum Engineer and member of the Society of Petroleum Engineers. Mr. Zimmerman graduated from Texas Tech University with a BS in Petroleum Engineering in 1979, and has spent 22 years specializing in coalbed methane gas exploration and production in the Rocky Mountain Region. He is a former Senior Production & Reservoir Engineer with Amoco Production Corporation and was Vice-President, Energy Sector, for J.M. Huber Corporation. Mr. Zimmerman was employed at J.M. Huber Corporation from June 1982 to January 2002 when he became employed in February 2002 as Vice-President of Operations and Engineering for Evergreen Resources, a developer of coalbed natural gas.
Section 16(a) Beneficial Ownership Reporting Compliance
Each of the following persons has failed to file any reports required to be filed under Section 16(a) of the Exchange Act: Dirck E. Tromp, Paul C. Slevin, Paul Stroud, J. Scott Zimmerman, Anthony Yeats, Brian Hughes, and LMA Hughes LLLP.
Code of Ethics
The Company has not adopted a Code of Ethics.
Nominating Committee
We do not have a Nominating Committee. Our Board of Directors performs some of the functions associated with a Nominating Committee.
Audit Committee and Audit Committee Financial Expert
We do not have an Audit Committee, and no member of the Board of Directors qualifies as an audit committee financial expert as that term is defined in Item 407(d)(5) of Regulation S-B.

Compensation Committee
We currently do not have a Compensation Committee. Until a formal committee is established, if at all, the entire Board of Directors reviews all forms of compensation provided to executive officers, directors, consultants and employees.
ITEM 10. Executive Compensation
The following table shows compensation paid by the Company during fiscal 2007 to executive officers who were in service during that year. No compensation was paid to any officers before fiscal 2007.
Summary Compensation Table

Name and Position	Salary		Option Awards		Total

Brian Hughes, Former CEO	-0-		$554,848	(2)	$554,848
Dirck E. Tromp, CEO	$99,692	(1)	$48,704	(2)	$148,396
Paul C. Slevin, CFO	$47,885	(1)	$19,693	(2)	$67,578
Paul Stroud, COO	$133,846	(1)	$119,769	(2)	$253,615
Sothi Thillairajah, Former CFO	$137,308	(1)	$396,514	(2)	$533,822

(1)	Pro rated for period in service in fiscal 2007.

(2)	Vested stock options are valued at the grant date using the SFAS 123R value. See the table Outstanding Equity Awards at Fiscal Year End below, and note 8 to the 2007 financial statements.
The Board of Directors may grant performance bonuses as a reward for achievement of corporate goals. Any grant of a bonus is discretionary. As of the date this Annual Report is filed, the Board of Directors has not determined a formal bonus policy.
Employment Agreements
Dirck Tromp has an employment agreement with the Company, dated June 4, 2007, for an annual base salary of $240,000. In addition, we granted Mr. Tromp 1,000,000 options to purchase shares of our common stock, with 500,000 options exercisable at $0.85 per share, 250,000 exercisable at $1.00, and 250,000 exercisable at $1.25. These options vest at the rate of 25% per year. All options expire June 3, 2012.
Upon the closing of equity financing for the Company, Mr. Tromp will receive another 1,000,000 options; 500,000 will be exercisable at the then current market value per share, 250,000 will be exercisable at that price plus $0.15, and 250,000 will be exercisable at that price plus $0.40. These options will vest at the rate of 25% per year. Mr. Tromp also may receive an annual bonus at the discretion of the Board of Directors. No policy has been adopted for the timing or amount of such bonuses. The employment agreement provides for standard benefits regarding health, vacation and sick pay, and other matters.
Paul Slevin has an employment agreement with the Company, dated July 3, 2007, for an annual base salary of $150,000. In addition, we granted Mr. Slevin 500,000 options to purchase shares of our common stock, with 250,000 exercisable at $0.85 per share, 125,000 exercisable at $1.00 per share, and 125,000 exercisable at $1.25 per share. These options vest at the rate of 25% per year. All options expire July 8, 2012.
Upon the closing of equity financing for the Company, Mr. Slevin will receive another 500,000 options; 250,000 will be exercisable at the then current market value per share, 125,000 will be exercisable at that price plus $0.15, and 125,000 will be exercisable at that price plus $0.40. These options will vest at the rate of 25% per year. Mr. Slevin also may receive an annual bonus at the discretion of the Board of Directors. No policy has been adopted for the timing or amount of such bonuses. The employment agreement provides for standard benefits regarding health, vacation and sick pay, and other matters.

Paul Stroud has an employment agreement with the Company, dated December 12, 2006, for an annual base salary of $150,000. In addition, we granted Mr. Stroud 500,000 options to purchase shares of our common stock, all exercisable at $1.25 per share. Twenty-five percent of these options vested at grant date (December 12, 2006); the balance vest at the rate of 12.5% every six months thereafter. These options expire on December 12, 2011. Mr. Stroud also may receive an annual bonus at the discretion of the Board of Directors. No policy has been adopted for the timing or amount of such bonuses. The employment agreement provides for standard benefits regarding health, vacation and sick pay, and other matters.
Sothi Thillairajah had an employment agreement with the Company, dated October 5, 2006, for an annual base salary of $150,000. In addition, we granted Mr. Thillairajah 500,000 options to purchase shares of our common stock, with 250,000 options exercisable at $0.50 per share, 125,000 exercisable at $1.00 per share, and 125,000 exercisable at $1.25 per share. The Board of Directors determined on November 2, 2006 that these options were to vest 25% as of that date, and the balance at the rate of 12.5% every six months from October 5, 2006. The Company terminated the employment agreement and Mr. Thillairajah’s employment thereunder in fiscal 2007. At termination date, 125,000 of the options had vested. The parties commenced litigation in respect of these actions but have agreed to settlement. If we fund the settlement in fiscal 2008, the employment agreement will be deemed terminated. See “Legal Proceedings” (Part I, Item 3, above).
The following table shows all options issued to executive officers (and a former officer) which were outstanding at October 31, 2007. All options were granted in the fiscal year then ended.

Outstanding Equity Awards at Fiscal Year End
	Option Awards					Stock Awards
			Equity
			incentive						Equity
			plan					Equity	incentive
			awards;					incentive	plan awards:
		Number of	number of					plan awards:	market or
	Number of	securities	securities					number of	payout value
	securities	underlying	underlying					unearned	of unearned
	underlying	unexercised	unexcercised	Option			Market	shares or	shares or
	unexercised	options (#)	unearned	exercise	Option	Number of	value of	other rights	other rights
Executive	options (#)	unexer-	options	price	expiration	shares not	shares not	that have not	that have not
Name	exercisable	cisable	(#)(1)(2)	($)	date(2)	vested (#)	vested ($)	vested (#)	vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dirck E. Tromp	0		500,000	0.85	6/03/12	0	0	0	0
	0		250,000	1.00	6/03/12
	0		250,000	1.25	6/03/12

Paul C. Slevin	0		250,000	0.85	7/08/12	0	0	0	0
	0		125,000	1.00	7/08/12
	0		125,000	1.25	7/08/12

Sothi Thillairajah	250,000		0	0.50	9/17/07
	125,000		0	1.00	9/17/07
	125,000		0	1.25	9/17/07

Brian Hughes	375,000		625,000	0.50	11/01/11
	187,500		312,500	1.00	11/01/11

Paul Stroud	187,500		312,500	1.25	12/11/11	0	0	0	0

(1)	Unvested options will be deemed earned if the optionee is in service at vesting date.

Stock Plan
On November 2, 2006, the Board of Directors approved a 2006 Incentive Stock Plan for the issuance of up to 5,500,000 shares of common stock under stock options or stock grants. The stock option plan is administered by the Board of Directors, which determines those eligible to receive grants, vesting, duration, and other provisions. As of February 29, 2008, we have options outstanding to purchase a total of 4,750,000 shares: 3,500,000 to officers and current and a former director; and 1,250,000 to non-executive employees (all the employee options have a five year term and an exercises price of $0.50, vesting 25% at grant date and 12.5% every six months thereafter).
In 2008, the Board of Directors may adopt a replacement equity incentive plan with a greater share limit and additional features, and submit the plan to shareholders for approval. Such approval would be needed to issue options which are qualified for favorable tax treatment. Thereafter, qualified options would be issued to replace the existing options for officers and employees. The Board also may establish a separate plan to issue non-qualified options to independent directors and consultants.
The following table shows the compensation we paid to directors in fiscal 2007. We have not adopted a policy to pay independent directors for attending meetings.

Director Compensation
Change in
pension value
and
				Non-equity	nonqualified
				incentive	deferred
	Fees earned or	Stock	Option	plan	compensation	All other
	paid in cash	awards	awards	compensation	earnings	compensation	Totals
Name	($)	($)	($)(1)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Brian Hughes	—	—	554,848	—	—	—	—

(1)	Vested stock options are valued at the grant date using the SFAS 123R value.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information known to the Company regarding the beneficial ownership of the common stock as of February 29, 2008 by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our executive officers and directors, serving at the time of the filing of this Report, as a group, and (iv) each person owning more than five percent of the stock.

		Shares Individuals
	Common Shares	have the right to	Total Number of	Percent
	Beneficially	acquire within 60	Shares Beneficially	of Class
Name	Owned	days(1)	Owned(2)	(2)
Brian Hughes(3)	15,000,000	750,000	15,750,000	28.3

Dirck E. Tromp

Paul C Slevin

J. Scott Zimmerman

Anthony Yeats

Paul Stroud		250,000	250,000	*

Brent Peterson(4)	4,000,000		4,000,000	7.3

All officers and directors as a group (six persons)			16,000,000	28.6

*	Less than one percent.

(1)	Shares underlying vested options.

(2)	Based on outstanding shares plus shares underlying the person’s options.

(3)
Includes 15,000,000 shares held by LMA Hughes LLLP. Mr. Hughes is the President of Hughes Ventures, which is the general partner of LMA Hughes LLLP, and has voting and investment control of the shares owned by LMA Hughes LLLP. Mr. Hughes, his ex-wife, and three minor children are the limited partners of LMA.

(4)	Former director. His shares were acquired from New Pacific before closing the acquisition transaction with Tatonka Oil and Gas Company, Inc.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Loans from Affiliate. We owe money to LMA Hughes LLLP, an affiliate of director Brian Hughes. See “Part I, Items 1 and 2 — Business and Properties — Events in First Quarter 2008 and to the Date This Report is Filed — Lending Agreement with Affiliate.”
Overrides Held by Affiliates. In fiscal 2006, Tatonka Oil and Gas Company, Inc. (then owned by LMA Hughes LLLP) agreed to convey to LMA an overriding royalty interest on all the oil and gas leases held before June 16, 2006, in amount equal to the difference between a 77% net revenue interest in such properties, and the net revenue interest in such properties (total net revenue interest less third party royalties). The subject properties are 8,769 and 13,960 net acres in the Mowry and Sand Wash prospects, and the overriding royalties to be conveyed to LMA are an average of 8.24% and 8.62% (8/8ths) on such acreage.

Prior to his appointment as CEO of the Company in June 2007, Dirck Tromp provided consulting services to Tatonka Oil and Gas Company, Inc. before its acquisition by New Pacific in October 2006. In connection with his consulting work, LMA agreed, in 2006, to convey to Mr. Tromp a 0.5% overriding royalty interest (out of the interest to be conveyed to LMA). An additional 0.5% is to be conveyed by LMA to a former employee of Tatonka Oil and Gas Company, Inc. and a further 0.5% is to be conveyed by LMA to Mr. Hughes’ ex-wife (a limited partner in LMA).
An overriding royalty interest entitles the owner to a share of the mineral production from a property or to a share of the proceeds (in kind or cash from sale of production) therefrom. The owner does not have operating rights and does not bear any of costs to explore, develop or operate the property. Accordingly, an overriding royalty interest may come to have significant value, depending of the productivity of the burdened property, regardless of how profitable the property may be for the working interest holders, including the Company.
The Board of Directors of the Company will not grant overrides on additional properties which may be acquired by the Company.

ITEM 13. EXHIBITS

Exhibit
No.	Description	Reference

3.1	Articles of Incorporation	[1]

3.2	Bylaws	[2]

4.1	Amended and Restated 2006 Incentive Stock Plan	[3]

10.1	Agreement of Share Exchange with New Pacific Ventures, Inc.	[4]

10.2	Intentionally left blank

10.3	Lending Agreement with LMA Hughes LLLP	*

10.4	Securities Purchase Agreement [lending] Agreement with Energy Capital Solutions	[5]

10.5	Senior Secured Note — Energy Capital Solutions	[5]

10.6	Warrant — Energy Capital Solutions	[5]

10.7	Registration Rights Agreement — Energy Capital Solutions	[5]

10.8	Security Agreement — Energy Capital Solutions	[5]

10.9	Guaranty — Energy Capital Solutions	[5]

10.10	Participation Agreement with Clarion Finance Pte Lte.	[6]

10.11	Employment Agreement — Paul C. Slevin	[7]

10.12	Employment Agreement — Dirck E. Tromp .	[7]

10.13	Seer Energy — Agreement to Sell Assets	[8]

10.14	Employment Agreement — Paul Stroud	[9]

10.15	Employment Agreement — Sothi Thillairajah	[9]

16	Concurrence Letter from De Leon & Company	[10]

31.1	Certification under Rule 13a-14(a) — CEO	*

31.2	Certification under Rule 13a-14(a) — CFO	*

32.1	Certification under Rule 13a-14(b) — CEO	*

32.2	Certification under Rule 13a-14(b) — CFO	*

*	Filed herewith

The following exhibits are incorporated by reference from exhibits filed with prior registration statements or reports:

[1]	Registration statement on Form 10-SB12G/A filed November 10, 2003.

[2]	Registration statement on Form 10-SB12G/A filed November 10, 2003.

[3]	Form 10-QSB filed March 22, 2007.

[4]	Form 10-QSB filed September 15, 2006.

[5]	Form 8-K filed October 10, 2007.

[6]	Form 8-K filed August 1, 2007.

[7]	Form 8-K filed July 10, 2007.

[8]	Form 10-KSB filed February 14, 2007.

[9]	Form 8-K filed January 18, 2007.

[10]	Form 8-K filed January 31, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        De Leon & Company, P.A. billed us as set forth below for the audit of the financial statements for the year ended October 31, 2006. Amounts billed by that firm for the audit of the restated financial statement for that year are shown in the column for 2007 in parentheses. Causey Demgen & Moore Inc. billed us as set forth below for the audit of the financial statements for the year ended October 31, 2007.

	Year Ending October 31
	2007	2006

Audit fees (1)	$112,119	$5,000

Audit related fees (2)	5,593	—

Tax fees (3)	—	—
All other fees (4)	—	—

	$117,712	$5,000

(1)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(2)	For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category.

(3)	For tax compliance, tax advice, and tax planning services, relating to federal and state tax returns as necessary.

(4)	For services in respect of other reports required to be filed by the SEC and other agencies.
        The Board of Directors approves the terms of engagement before we engage the audit firm for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures. These pre-approval policies and procedures are detailed as to the category of service and the Board is kept informed of each service provided.
        The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees for 2007 (and 2006), all provided pursuant to pre-approval policies and procedures, were: Audit-Related Fees 100% (100%); Tax Fees 0% (0%); and All Other Fees 0% (0%).

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TATONKA OIL AND GAS, INC.
Date: March 3, 2008	By:	/s/ DIRCK E. TROMP
Dirck E. Tromp
Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2008	By:	/s/ PAUL C. SLEVIN
Paul C. Slevin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. SCOTT ZIMMERMAN J. Scott Zimmerman	Director	March 3, 2008
/s/ ANTHONY YEATS Anthony Yeats	Director	March 3, 2008

EXHIBIT INDEX

Exhibit
No.	Description	Reference

3.1	Articles of Incorporation	[1]

3.2	Bylaws	[2]

4.1	Amended and Restated 2006 Incentive Stock Plan	[3]

10.1	Agreement of Share Exchange with New Pacific Ventures, Inc.	[4]

10.2	Intentionally left blank

10.3	Lending Agreement with LMA Hughes LLLP	*

10.4	Securities Purchase Agreement [lending] Agreement with Energy Capital Solutions	[5]

10.5	Senior Secured Note — Energy Capital Solutions	[5]

10.6	Warrant — Energy Capital Solutions	[5]

10.7	Registration Rights Agreement — Energy Capital Solutions	[5]

10.8	Security Agreement — Energy Capital Solutions	[5]

10.9	Guaranty — Energy Capital Solutions	[5]

10.10	Participation Agreement with Clarion Finance Pte Lte.	[6]

10.11	Employment Agreement — Paul C. Slevin	[7]

10.12	Employment Agreement — Dirck E. Tromp .	[7]

10.13	Seer Energy — Agreement to Sell Assets	[8]

10.14	Employment Agreement — Paul Stroud	[9]

10.15	Employment Agreement — Sothi Thillairajah	[9]

16	Concurrence Letter from De Leon & Company	[10]

31.1	Certification under Rule 13a-14(a) — CEO	*

31.2	Certification under Rule 13a-14(a) — CFO	*

32.1	Certification under Rule 13a-14(b) — CEO	*

32.2	Certification under Rule 13a-14(b) — CFO	*

*	Filed herewith

The following exhibits are incorporated by reference from exhibits filed with prior registration statements or reports:

[1]	Registration statement on Form 10-SB12G/A filed November 10, 2003.

[2]	Registration statement on Form 10-SB12G/A filed November 10, 2003.

[3]	Form 10-QSB filed March 22, 2007.

[4]	Form 10-QSB filed September 15, 2006.

[5]	Form 8-K filed October 10, 2007.

[6]	Form 8-K filed August 1, 2007.

[7]	Form 8-K filed July 10, 2007.

[8]	Form 10-KSB filed February 14, 2007.

[9]	Form 8-K filed January 18, 2007.

[10]	Form 8-K filed January 31, 2008.