Form 10QSB
period 2008-01-31
TATONKA OIL & GAS, INC.
filed 2008-03-24
CIK 1220819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 000-50190
TATONKA OIL AND GAS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)		47-0877018 (IRS Employer Identification No.)

950 Seventeenth Street, Suite 2300
Denver, Colorado (Address of principal executive office)	80202 (Postal Code)	(303) 476-4100 (Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.00025
(Title of class and shares outstanding)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Number of outstanding shares of the registrant’s par value $0.00025 common stock as of March 20, 2008: 55,000,000.
Traditional Small Business Disclosure Format: Yes ☑ No ☐

When we use the terms “Tatonka,” “the Company,” “we,” “us,” or “our,” we are referring to Tatonka Oil and Gas, Inc. and its subsidiary, unless the context otherwise requires.

PART I

Item 1.	Financial Statements
TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
January 31, 2008 and October 31, 2007

	January 31,	October 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$5,031	$61,325
Receivable on unproved property sale	203,615	—
Prepaid expenses	88,258	35,400
Inventory held for sale	129,378	133,346

Total current assets	426,282	230,071

Property, plant and equipment:
Oil and gas properties, at cost, using full cost method -
Unevaluated properties	1,798,561	2,500,114
Unevaluated wells, equipment and facilities	1,455,477	1,436,752

Total oil and gas properties	3,254,038	3,936,866

Other assets:
Office equipment, net of depreciation	69,156	82,630
Deposits	30,000	30,000
Deposit on property acquisition	196,000	196,000

Total other assets	295,156	308,630

Total assets	$3,975,476	$4,475,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$799,567	$800,879
Due to related parties	120,449	1,392,029
Note payable — related party, net of discount of $41,251 at January 31, 2008	1,302,171	—
Note payable — other	398,226	398,226
Bridge loan, net of discount of $88,486 at January 31, 2008 and $156,657 at October 31, 2007	311,514	143,343

Total current liabilities	2,931,927	2,734,477

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $0.00025 par value, 100,000,000 shares authorized, 55,000,000 issued and outstanding at January 31, 2008 and October 31, 2007, respectively	13,750	13,750
Additional paid-in capital	8,631,808	8,233,300
Deficit accumulated during the exploration stage	(7,602,009)	(6,505,960)

Total stockholders’ equity	1,043,549	1,741,090

Total liabilities and stockholders’ equity	$3,975,476	$4,475,567

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended January 31, 2008, and 2007
and for the period from March 5, 2004 (inception) to January 31, 2008
(Unaudited)

	Three months ended
	January 31,		Inception to
	2008	2007	January 31, 2008

Revenues:
Oil and gas sales	$—	$—	$—

Total Revenue	—	—	—

Costs and expenses:
General and administrative	873,672	1,051,809	6,779,379
Depreciation, depletion and amortization	13,474	6,932	59,532
Research and development	9,534	54,324	437,388
Expired Leases	—	78,038	—
Geological and geophysical expense	—	—	6,980

Total costs and expenses	896,680	1,191,103	7,283,279

Operating loss	(896,680)	(1,191,103)	(7,283,279)

Other income (expense):
Interest income	348	1,770	3,441
Interest expense	(199,717)	—	(322,171)

Total other income (expense)	(199,369)	1,770	(318,730)

Net loss before income taxes	(1,096,049)	(1,189,333)	(7,602,009)

Income taxes	—	—	—

Net loss	$(1,096,049)	$(1,189,333)	$(7,602,009)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.36)

Weighted average number of shares outstanding	55,000,000	55,000,000	21,076,219

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from March 5, 2004 (inception) to January 31, 2008
(Unaudited)

			Additional	Common
	Common Stock		Paid-in	Stock to be	Accumulated
	Shares	Amount	Capital	Issued	Deficit

Capital contributions	10,101,138	$2,525	$850,475	$—	$—
Distributions	(2,972,316)	(743)	(250,257)	—	—
Net loss from March 5, 2004 to December 31, 2005	—	—	—	—	(67,270)

Balance December 31, 2005	7,128,822	1,782	600,218	—	(67,270)
Contribution of Company expenses paid by member	7,871,178	1,968	662,721	—	—
Issuance of common stock on October 30, 2006 for the net assets of New Pacific Ventures Inc. at acquisition	30,000,000	7,500	(119,139)	—	—
Common stock to be issued	—	—	—	4,613,306	—
Net loss for the period	—	—	—	—	(640,337)

Balance October 31, 2006	45,000,000	11,250	1,143,800	4,613,306	(707,607)
Issuance of common stock for cash at $0.50 per share subscribed as of October 31, 2006	10,000,000	2,500	4,610,806	(4,613,306)
Issuance of stock options during year	—	—	2,301,632	—	—
Warrants issued in connection with note payable	—	—	177,062	—	—
Net loss for the year	—	—	—	—	(5,798,353)

Balance October 31, 2007	55,000,000	13,750	8,233,300	—	(6,505,960)
Issuance of stock options for the period ended January 31, 2008	—	—	318,983	—	—
Additional warrants issued in connection with note payable	—	—	29,702	—	—
Warrants issued in connection with note payable-related party	—	—	49,823	—	—
Net loss for the period ending January 31, 2008	—	—	—	—	(1,096,049)

Balance January 31, 2008	55,000,000	$13,750	$8,631,808	$—	$(7,602,009)

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
For the three months ended January 31, 2008, and 2007
and for the period from March 5, 2004 (inception) to January 31, 2008
(Unaudited)

	Three months ended January 31,		Inception to
	2008	2007	January 31, 2008
Cash flows from operating activities:
Net loss	$(1,096,049)	$(1,189,333)	$(7,602,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,919	6,932	186,382
Stock compensation	318,983	383,833	2,620,615
Changes in assets and liabilities:
Inventories	3,968	—	(129,378)
Prepaid expenses	(52,858)	—	(88,258)
Accounts payable and accrued liabilities	(1,312)	774,772	718,159

Total adjustments	388,700	1,165,537	3,307,520

Net cash used in operating activities	(707,349)	(23,796)	(4,294,489)

Cash flows provided by (used in) investing activities:
Acquisition of oil and gas properties and equipment	(78,683)	(1,891,614)	(4,015,549)
Cash receipt on unproved property sale	557,896	—	557,896
Purchase of office equipment	—	(155,682)	(128,688)
Cash receipt on merger	—	—	367,995
Deposits	—	(25,735)	(226,000)

Net cash provided by (used in) investing activities	479,213	(2,073,031)	(3,444,346)

Cash flows provided by (used in) financing activities:
Sale of common stock	—	(316,694)	5,879,995
Cash due to related parties	229,635	(525,000)	1,621,664
Borrowings on loan to related parties	91,272	—	91,272
Repayments on loan due to related parties	(249,065)	—	(249,065)
Borrowings on bridge loan	100,000	—	400,000

Net cash provided by (used in) financing activities	171,842	(841,694)	7,743,866

Increase (decrease) in cash	(56,294)	(2,938,521)	5,031

Cash beginning of period	61,325	4,441,467	—

Cash end of period	$5,031	$1,502,946	$5,031

Cash paid for interest	$—	$—	$—

Non-cash investing and financing activities:
Warrants valued at $29,702 were issued in connection with a note payable during the period ended January 31, 2008

Warrants valued at $49,823 were issued in connection with cash advances from related parties during the period ended January 31, 2008

During the period ended January 31, 2008 the company converted cash due to related parties in the amount of $1,501,215 to a note payable
The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s results for the periods presented. These consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007.
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
In the 2006 year, the Company’s outstanding common shares were forward split on a 4-for-1 basis, and 6,000,000 post-split common shares were cancelled. Resulting in a decrease in the stated par value of the common stock to $0.00025. Thereafter, as of October 30, 2006, the Company acquired all the outstanding shares of Tatonka in a stock-for-stock transaction, issuing 15,000,000 post-split shares to the former stockholder of Tatonka, and changed the Parent’s name to Tatonka Oil and Gas, Inc. Concurrently with closing the acquisition, the Company issued 10,000,000 restricted common shares to persons believed to be accredited investors, at $0.50 per share, for gross proceeds of $5,000,000 (net proceeds of $4,613,306, after payment of share issue costs totaling $386,694, of which $70,000 was paid before November 1, 2006).
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
Effective for the 2007 period, the Company has restated 2006 for the accounting of the acquisition of New Pacific as a recapitalization of New Pacific. (See the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.)
Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $1,096,049 for the fiscal quarter ended January 31, 2008, a negative working capital deficiency of $2,505,645 and an accumulated deficit of $7,602,009. These factors raise substantial doubt about its ability to continue as a going concern.
The Company’s future financial ability to continue operations and proceed with positive results will depend primarily on (1) our immediate ability to obtain equity and/or debt financing to pay existing trade debt and overhead and to support our current and proposed oil and gas operations and capital expenditures (2) our ability to acquire through purchase or discover through exploration and development commercial quantities of oil and gas; (3) the market price for oil and gas; (4) our ability to continue to source and screen potential projects; and (5) our ability to fully implement our exploitation, exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to credit risk consist principally of cash. The Company places its cash with a high quality financial institution. At various times during the periods ended January 31, 2008 and October 31, 2007, the balance exceeded the FDIC limit of $100,000.
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

Asset Retirement Obligations
The Company has no asset retirement obligations inasmuch as it has no producing assets as of January 31, 2008.
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
Basic and Diluted Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholder by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing the diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.
Reclassifications
Certain 2007 amounts have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income or stockholders’ equity.

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The company adopted FIN 48 November 1, 2007.
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
In December, 2007 the FASB issued FSAS No. 157, Fair Value Measurements . This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.
In December, 2007 the FASB issued FSAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendmen t of FASB Statement No. 115 . This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.
(2) RESTATEMENT OF 2006 AND QUARTERY 2007 FINANCIAL STATEMENTS
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

TATONKA OIL AND GAS, INC
(An Exploration Stage Company)
BALANCE SHEETS FOR CONSOLIDATED RESTATEMENT
January 31, 2008
(Unaudited)

	Form 10-QSB	Adjustments for	Restated
	Consolidated	October 31,	Consolidated
	January 31,	2006	January 31,
	2007	Restatement	2007

ASSETS

Current assets:
Cash and cash equivalents	$1,502,946	$—	$1,502,946
Inventory	158,109	—	158,109

Total current assets	1,661,055	—	1,661,055

Property, plant and equipment:
Oil and gas properties, at cost, using full cost method -
Unevaluated properties	2,592,755	—	2,592,755
Unevaluated wells, equipment and facilities	1,090,876	—	1,090,876

Total oil and gas properties	3,683,631	—	3,683,631

Other assets:
Office equipment, net of depreciation	176,118	—	176,118
Deposits	55,735	—	55,735
Goodwill	6,940,918	(6,940,918)	—

Total other assets	7,172,771	(6,940,918)	231,853

Total assets	$12,517,457	$(6,940,918)	$5,576,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	948,429	$—	$948,429
Due to related parties	372,861	—	372,861

Total current liabilities	1,321,290	—	1,321,290

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued	—	—	—
Common stock, $0.00025 par value, 100,000,000 shares authorized, 55,000,000 shares issued and outstanding	13,750	—	13,750
Additional paid-in capital	12,492,389	(6,353,950)	6,138,439
Common stock to be issued	—	—	—
Deficit accumulated during the exploration stage	(1,309,972)	(586,968)	(1,896,940)

Total stockholders’ equity	11,196,167	(6,940,918)	4,255,249

Total liabilities and stockholders’ equity	$12,517,457	$(6,940,918)	$5,576,539

(3) FIXED ASSETS

				October 31,
	January 31, 2008			2007
		Accumulated
Asset Class	Cost	Depreciation	Net	Net
Computer hardware	$53,827	$19,943	$33,883	$38,292
Computer software	71,473	38,676	32,798	47,702
Office furniture and fixtures	3,388	913	2,475	2,636

Total	$128,688	$59,532	$69,156	$82,630

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
(5) RELATED PARTY TRANSACTIONS
Amounts due to related parties of $897,861 at October 31, 2006 consisted of advances from LMA Hughes LLLP “LMA”, which is affiliated with Brian Hughes, a director, and a stockholder of the Company which are unsecured, non-interest bearing and without specific terms for repayment.
During 2007 the Company borrowed from LMA $1,440,582 for working capital purposes. During 2007, the Company repaid $1,169,581 resulting in a balance payable of $1,266,488 (including accrued interest of $97,626). Effective as of December 5, 2007, the Company signed a lending agreement with LMA. The Company issued a promissory note to LMA for $1,501,215, due February 15, 2008 (extended for 60 days). Interest will accrue at 15% per annum, increasing to 25% if the note is extended. The amount of the note includes $122,000 as a recent advance to us by LMA. The balance of the note represents LMA’s net advances to us from our inception through December 4, 2007, plus 15% annual interest on the outstanding total monthly net amount of advances, through December 4, 2007. Additional amounts may be loaned to us by LMA, on the same terms. Repayment of the note is secured by a lien on our assets, which lien is junior to the lien in favor of Energy Capital Solutions, L.P., “ECS” (granted in connection with the ECS loan in early October 2007). The lending agreement provides that the Company will issue, on January 15, 2008, warrants (exercisable for 10 years) to purchase common stock of the registrant at an exercise price to be determined on or prior to issue date. The total number of shares underlying the warrant to be issued to LMA shall be equal to (x) 616,667 multiplied by (y) that fractional number which results from dividing (i) $122,000, by (ii) $200,000. The warrants issued through January 31, 2008 were valued at $49,823 and recorded as a discount on the note payable-related party. The Company paid on January 2, 2008 $200,000 of its secured obligation to LMA, which is affiliated with Brian Hughes, a director of the registrant. After payment, the amount due at January 31, 2008, including interest of $31,166, to LMA is $1,343,422.
In the first fiscal quarter of 2008, Brian Hughes, current director and former CEO, submitted an expense report for fiscal 2007 for $120,449 for travel, meals, lodging, cell phone usage and several other items. These amounts are reflected as a due to a related party and is not a part of the above note payable.
(6) NOTES PAYABLE
Lending Agreement — October 2007 — The Company entered into a loan agreement on October 5, 2007 with ECS, Dallas, Texas. ECS is the Company’s financial advisor.
Through January 31, 2008 the Company has borrowed $400,000 for working capital purposes from ECS, in an initial tranche of $200,000, and then two additional tranches of $100,000. The loan is a senior obligation, bears annual interest at 15%, and matures on the earlier of the sale of any equity or debt or February 2, 2008; the loan may be extended for up to 60 more days but the interest rate on the extended period would be 25% and the lender would be entitled to an additional warrant (see below). Payment is secured by all of our properties and assets.

In connection with the initial borrowing tranche of $200,000, the Company issued a warrant, exercisable at $0.20 per share, until October 4, 2017 to purchase 616,667 shares of common stock (equal to 1% of the registrant’s fully diluted outstanding shares). In connection with the subsequent $200,000 borrowed from ECS, the Company issued to ECS warrants to purchase an additional 616,668 shares at $0.20 per share exercisable until October 18, 2017 and December 23, 2017 respectively (equal to an additional 0.5% of the Company’s fully diluted outstanding shares). ECS has piggy-back registration rights if the Company files any registration statement to raise cash during the warrant term. The Company elected to extend the loan for an additional 60 days past February 2, 2008. The Company will issue an additional warrant to ECS to purchase additional shares of the registrant equal to another 2% of its fully diluted outstanding shares. In the event the note is not paid by April 2, 2008, the Company will issue an additional warrant to ECS to purchase more shares equal to another 4% of the Company’s fully diluted outstanding shares. These additional warrants would be for the same term and will be exercisable at $0.20 per share. The warrants issued to January 31, 2008 were valued at $206,765 and recorded as a discount on the related note payable.
The Company had a $398,226 accounts payable for drilling expenses to a vendor at the end of its 2006 fiscal year end. Pursuant a legal action the Company entered into an agreement with this vendor on September 24, 2007 by executing a note payable for two equal installments of $199,113 payable on November 15, 2007 and December 15, 2007. The vendor has agreed not to pursue any further legal action pending the outcome of the Company’s fund raising efforts.
(7) INCOME TAXES
Prior to August 31, 2006, Tatonka was a limited liability company which was a partnership for tax purposes, and thus no income tax expense was recorded in the financial statements.
No provision for income taxes is required for the first fiscal quarter of fiscal year 2008 and for the year ended October 31, 2007, respectively, because the Company had a net operating loss. The adoption of FIN 48 did not have a material effect on the financial statements.
At October 31, 2007 and January 31, 2008, the Company had net operating loss carry-forwards of approximately $4,863,000 and $5,549,000, respectively. The net operating losses expire in the years 2021 to 2022. Other book to tax timing differences consist of stock compensation and intangible drilling costs.
As of January 31, 2008 and October 31, 2007, total deferred tax assets (liabilities) and the related valuation allowance is as follows:

	January 31,	October 31,
	2008	2007
Deferred Tax assets	$2,691,000	$2,217,000
Deferred tax liabilities	(478,000)	(472,000)
Valuation allowance	(2,213,000)	(1,745,000)

	$—	$—

(8) COMMON STOCK AND PREFERRED STOCK
The company has authorized 100,000,000 shares of $0.00025 par value common stock and as of January 31, 2008, common shares issued are 55,000,000. In addition, the company has authorized 25,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company’s Board of Directors.
In fiscal 2006, the Company declared a 4-for-1 forward stock split.
Warrants and Stock Options
Compensation expense related to stock options included in General and Administrative Expense for the quarter ended January 31, 2008, and the quarter ended January 31, 2007 is $318,983 and $383,833, respectively. No tax benefit is associated with these expenditures as the Company is in a loss position for 2008 and 2007, respectively.
On November 2, 2006, the Company approved an employee incentive stock option program for the issuance of up to 5,500,000 stock options, which plan was amended and restated on March 20, 2007. As at January 31, 2008, the Company had 4,750,000 stock options outstanding. The plan has not been approved by the stockholders.

On November 2, 2006, the Company granted 4,162,500 employee incentive stock options exercisable until November 2, 2011. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. These options are exercisable at the following prices:

Number of	Exercise
Options	Price

2,081,250	$0.50
1,040,625	$1.00
1,040,625	$1.25

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
On February 10, 2007 the Company granted 75,000 employee incentive stock options exercisable at $1.50 until February 10, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. Of the above mentioned options, a total of 75,000 options were cancelled during the quarter ended January 31, 2008.
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
On June 4, 2007, the Company granted 1,000,000 employee incentive stock options exercisable until June 3, 2011. These options vest 25% per year until fully vested. These options are exercisable at the following prices:

Number of	Exercise
Options	Price

500,000	$0.85
250,000	$1.00
250,000	$1.25

1,000,000

On June 5, 2007, the Company granted 25,000 employee incentive stock options exercisable at $0.85 until June 5, 2012. These options vest 25% on the date of the grant and 12.5% every six months thereafter until fully vested. Of the above mentioned options, a total of 25,000 options were cancelled during the quarter ended January 31, 2008.
On July 9, 2007, the Company granted 500,000 employee incentive stock options exercisable until July 8, 2011. These options vest 25% per year until fully vested. These options are exercisable at the following prices:

Number of	Exercise
Options	Price

250,000	$0.85
125,000	$1.00
125,000	$1.25

500,000

The fair value of these share purchase options which were granted during the prior years was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

Risk free rate	4.54% - 4.85%
Dividend yield	0%
Weighted average expected volatility	71%
Weighted average expected option life	3.16 yrs
Weighted average fair value of options	$0.93
Total options outstanding	4,750,000
Total fair value of options outstanding	$3,159,322
Plan activity for the quarter ended January 31, 2008 and year ended October 31, 2007 is set forth below.

	Quarter Ended 2008		Year Ended 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Price	Options	Price

Outstanding at beginning of period	4,850,000	$0.93	—	—
Granted	—	—	7,112,500	$0.92
Exercised	—	—	—	—
Cancelled or forfeited	(100,000)	$1.34	(2,262,500)	$0.91

Outstanding at end of period	4,750,000	$0.93	4,850,000	$0.93

Exercisable at end of period	1,600,000	$0.96	1,253,125	$0.98
The company has issued shares from its treasury stock whenever stock options have been exercised during the three months ended January 31, 2008 and fiscal year 2007.
The following table summarizes information about stock options outstanding at January 31, 2008:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable at	Average	Aggregate
Exercise	at January 31,	Contractual	Outstanding	January 31,	Exercise	Intrinsic
Prices	2008	Life in Year	Price	2008	Price	Value

$0.50 - $1.00	2,875,000	3.60	$0.69	909,375	$0.67	—

$1.25 - $1.50	1,875,000	3.78	$1.35	690,625	$1.34	—

$0.50 - $1.50	4,750,000	3.69	$0.93	1,600,000	$0.96	—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.14 as of January 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

WARRANTS
In October 2007, we issued investor warrants to purchase a total of 925,001 shares of common stock exercisable at $0.20 per share and vesting immediately. The warrants expire on October 4, 2017 and October 18, 2017 respectively. In December 2007, we issued investor warrants to purchase a total of 308,334 shares of common stock exercisable at $0.20 per share and vesting immediately. The warrants expire on December 23, 2017. In January 2008, we issued related party warrants to purchase a total of 376,167 shares of common stock exercisable at $0.20 per share and vesting immediately. The warrants expire on January 14, 2018. The table below reflects the status of warrants outstanding at January 31, 2008 held by others to acquire our common stock:

	Common	Exercise
Issue Date	Shares	Price	Expiration Date

October 5, 2007	616,667	$0.20	October 4, 2017

October 19, 2007	308,334	$0.20	October 18, 2017

December 24, 2007	308,334	$0.20	December 23, 2017

January 15, 2008	367,167	$0.20	January 14, 2018

Balance, January 31, 2008	1,609,502	$0.20

At January 31, 2008, the per-share weighted average exercise price of outstanding warrants was $0.20 per share and the weighted average remaining contractual life was 9.84 years.
(9) COMMITMENTS
Office Leases
The company leases office facilities under an operating sub lease agreement entered into September 18, 2007 which expires July 14, 2008. The lease agreement required advance payments of $63,396 during year ending October 31, 2007. Of the lease agreement payment due, $23,356 was unpaid as of January 31, 2008. Total rental expense was $52,550 in the first fiscal quarter of 2008 and $33,021 in the first fiscal quarter of 2007.
Oil and Gas Properties
The Company has acquired leases in unproved oil and gas properties located in Colorado and Wyoming, USA. Under the terms of the lease agreements the Company is required to pay its share of royalties and other obligations.
Pursuant to such contracts the Company is obligated to pay $212,137 to maintain the leases as follows:

Year ended October 31, 2008	$32,060
2009	77,497
2010	65,371
2011	11,770
2012	12,167
2013	7,687
2014	1,995
2015	1,995
2016	1,995

$212,137

This amount does not contemplate funds required for exploration.
(10) BENEFIT PLANS
Profit Sharing 401(k) Plan
Effective January 1, 2007, the company has established a 401(k) plan for the benefit of its employees. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. The Company has chosen a Safe Harbor Plan whereby the Company matches eligible participants elective deferrals 100% of the first 3% of compensation plus 50% of elective deferrals that exceed 3% but does not exceed 5% of compensation. Matching contributions recorded in the first fiscal quarter of 2008 and 2007 were $9,779 and $2,277, respectively.

(11) LEGAL PROCEEDINGS
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
Grey Wolf Drilling Company, L.P. v. Tatonka Oil and Gas, Inc ., (281st District Court of Harris County, Texas), Case No. 2007-40763, dismissed without prejudice. The plaintiff seeks collection of $398,226 owed under a contract for field services related to a well we drilled on the Sand Wash prospect in fiscal 2006. We agreed to settle the matter by giving the plaintiff a promissory note in August 2007 paying the claim in two equal installments of $199,113 payable on October 15, 2007 and November 15, 2007. Upon issuance of the promissory note, the plaintiff agreed to nonsuit all claims against the Company without prejudice to refiling. These payment dates have been extended to be the date when the Company receives financing.
James T. Priestley d/b/a Black Diamond Mud v. Tatonka Oil and Gas, Inc . (District Court, Moffat County, Colorado), Case No. 07 CV 45. The plaintiff seeks collection of $31,387.20 owed in connection with the drilling of the Eldon Gerber Well, Number 07-24-07-92, located in Moffat County, Colorado. On January 31, 2008, the parties entered into a settlement agreement the terms of which provide that if on or before March 31, 2008 the Company pays to plaintiff $31,387.20, the parties will file a joint motion to dismiss the lawsuit with prejudice. If, however, the Company fails to pay the plaintiff, the Company shall confess judgment for all amounts due under the invoice in the principal amount of $31,387.20 plus pre-judgment interest accrued at the statutory rate from February 1, 2008 to the date judgment is entered and, no later than April 10, 2008, the parties are to file a Stipulated Entry of Judgment and Foreclosure of Oil and Gas Lien with the District Court of Moffat County in favor of Priestley. Said Entry of Judgment shall also award the plaintiff post judgment interest at the statutory rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.
The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Information in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this 10-QSB that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” “continue,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance. Furthermore, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes worldwide supply and demand for oil and gas which affect their prices, competing supplies of oil and gas, the timing and extent of our success in discovering, acquiring, developing and producing oil and natural gas reserves, risks inherent in the drilling and operation of oil and natural gas wells, future production and development costs, our ability to obtain financing for proposed activities, the effect of existing and future laws, governmental regulations and the political and economic climate of the United States, conditions in the capital markets, as well as our ability to obtain oil and gas sales contracts. For a discussion of these and other risks related to the forward-looking statements contained herein, please see “Risk Factors” in Form 10-KSB for the year ended October 31, 2007.
The Company will be unable to continue ongoing operations, without selling existing assets, if funding for accounts payable and debt service and for ongoing overhead is not received soon. There are no agreements in place for funding at the date this Report is filed. At March 20, 2008, we had a working capital deficit of approximately $2,596,905. The audit report on our financial statements for the year ended October 31, 2007 has a going concern qualification. In their report dated March 3, 2008, our independent auditors stated that those financial statements were prepared assuming that we would continue as a going concern, due to recurring operating losses and lack of capital. Continued losses will increase the difficulty in raising capital.
Since October 31, 2007 the Company borrowed an additional $272,570 and made payments totaling $243,973 to, an affiliate, LMA Hughes LLLP. Additional interest of $48,337 has been incurred.
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
Under the loan agreement dated October 5, 2007 with Energy Capital Solutions, L.P., “ECS” since October 31, 2007 the Company borrowed a final tranche of $100,000 on December 24, 2007. Additional interest of $12,945 was incurred. We issued a warrant, exercisable at $0.20 per share, until December 23, 2017 to purchase 308,334 shares of common stock (equal to 0.5% of the registrant’s fully diluted outstanding shares). ECS has piggy-back registration rights if we file any registration statement to raise cash during the warrant term.

During the first fiscal quarter of 2008, we used $707,349 of cash in operating activities and invested $78,683 in capital expenditures. Our operating activities and capital investments were funded with $171,842 in net proceeds from debt financing and $557,896 (gross proceeds) from the sale of unproved properties, we had $5,031 in available cash on January 31, 2008.
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
The table below provides an analysis of our capital expenditures of $78,683 during the quarter ended January 31, 2008.
Capital Expenditures Activity in the first fiscal quarter of 2008

Domestic:
Leasehold acquisitions
Lay Creek	$45,354
Mowry	14,604
Divide Creek	—
Drilling of Lay Creek -Eldon Gerber well — Sand Wash — incomplete, temporarily shut-in	18,725
Purchase of office equipment	—

Total	$78,683

Debt financing during the first fiscal quarter of 2008 consisted of approximately $272,570 received from LMA Hughes LLLP, (“LMA”) an affiliate of a director, and $100,000 from our financial advisor ECS, senior credit facility, respectively. These funds were primarily used for operating expenses. The loans are due in April 2008 and bear an interest rate of 15% effective through January 31, 2008.
At January 31, 2008, we owed LMA and ECS, $1,343,422 and $400,000, respectively. We have various commitments in addition to the short-term debt. The following summarizes contractual obligations at January 31, 2008:

Contractual Obligation	Total	2008	2009	2010	Thereafter
Short-term debt	$1,995,684	$1,995,684	$—	$—	$—
Interest (1)	$173,837	$173,837	$—	$—	$—
Operating leases for office space	$36,703	$36,703	$—	$—	$—
Operating leases for equipment	$—	$—	$—	$—	$—

(1)	Based on January 31, 2008 weighted average interest rate of 15.0% and anticipated debt repayment.

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
The Sand Wash Basin is located in northwestern Colorado and southwestern Wyoming. It is part of the Greater Green River Basin, which includes the Washakie Basin, the Great Divide (Red Desert) Basin, and the Green River Basin. The Sand Wash Basin covers approximately 5,600 square miles, primarily in Moffat and Routt Counties of Colorado. Coalbed methane resources in the Sand Wash Basin have been estimated by the Colorado Geological Survey at 101 trillion cubic feet (Tcf) and 24 TCF at shallow drilling depths of 6,000 feet or less. Approximately 90% of this resource is within the Williams Fork Formation. Of all the coal-bearing formations, the Upper Cretaceous Williams Fork is the most significant unit because it contains the thickest and most extensive coal beds. Our current prospects include over 15,000 net acres of undeveloped Coalbed Methane acreage in northwestern Colorado’s Sand Wash Basin, of which the company has approximately 77% net revenue interest. The company intends to generate prospects and drilling on this acreage concentrating on medium depth properties generally ranging from 1,000 to 4,000 feet.
Our anticipated capital expenditures during the remaining three quarters of fiscal 2008 total approximately $4.9 million. On the pending $1.2 million Seer acquisition, we expect to incur capital costs of $3.75 million of which $3 million would be for development drilling and the remaining amount would be for workover activities on 5 wells.
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
We anticipate funding operations and capital for during the remaining three quarters of fiscal 2008 using (a) future Seer property acquisition net gas revenues, and (b) proceeds from a senior credit financing. which we are presently negotiating (but have not finalized). If these negotiations are successful, funding would enable us to start drilling and exploration, but significant additional funding may be needed to continue work, even if the initial funding yields promising wells. We do not know what 2008 additional alternative financing or equity investments will be available. Any alternative financing we may could have terms less favorable than current terms provided by our pending lender/investor.

Results of operations for the three months ended January 31, 2008 compared to the three months ended January 31, 2007
Revenues. For the three months ended January 31, 2008 and January 31, 2007 there were no revenues from oil and gas production activities. For the three months ended January 31, 2008 and January 31, 2007, revenues of $348 and of $1,770 respectively, consisted solely from interest income from funds deposited at financial institutions.
Operating Expenses. During the three months ended January 31, 2008, we did not undertake any further drilling activities. For the three months ended January 31, 2008 operating expenses of $896,680 consisted primarily of wages and benefits of $378,539, consulting and professional fees of $88,911, occupancy expenses of $52,550 and other general and administrative expenses of $34,688. There were non-cash expenses of $318,983 for stock based compensation. We are currently seeking a purchaser for AWCS, advanced well pumping control systems. We incurred $21,635 in salaries and $9,534 in software and product development expenses relating to AWCS during the three months ended January 31, 2008.
During the three months ended January 31, 2007, we incurred $1,090,876 for drilling activities. For the three months ended January 31, 2007 operating expenses of $1,191,103 consisted primarily of wages and benefits of $330,006, consulting and professional fees of $188,132, occupancy expenses of $33,021 and other general and administrative expenses of $116,815. There were non-cash expenses of $383,833 for stock based compensation. We incurred $119,995 in consulting fees, $43,615 in salaries and $54,324 in software and product development expenses relating to AWCS during the three months ended January 31, 2007.
Our overall investments in oil and gas properties decreased by $682,828 during the three months ended January 31, 2008. There was a $13,474 change in fixed assets during the three months ended January 31, 2008. During the three months ended January 31, 2008 we sold interests in leasehold property pursuant to an exploration and development agreement for $1,100,964. The final closing will occur during this second quarter of 2008.
Investments in oil and gas properties during the three months ended January 31, 2008 mainly consisted of $59,958 spent towards additional leasehold costs and $18,725 spent towards intangible exploration and drilling costs. Out of the leasehold costs of $59,958, we spent $51,025 towards lease rentals and $8,933 towards brokerage fees.
Investments in oil and gas properties during the three months ended January 31, 2007 mainly consisted of $642,626 spent towards additional leasehold costs and $1,066,421 spent towards intangible exploration and drilling costs. Out of the leasehold costs of $642,626, we spent $25,795 towards lease rentals, $583,516 towards bonus considerations and $33,315 towards brokerage fees.
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
During first quarter 2008, ongoing operations were sustained with proceeds from sales of assets, an additional amount loaned by LMA Hughes LLLP, and an additional loan from ECS. However, at January 31, 2008 we had a working capital deficit of approximately $2,505,645. As of the date this Report is filed, we are in a severely distressed financial position; without a financing in the immediate future, it is likely that we will not be able to stay in business.
Also in first quarter 2008, we determined that our audited financial statements for the 2006 fiscal year, and the unaudited financial statements for the first three quarterly periods in fiscal 2007, were unreliable due to $6,940,918 of goodwill which was booked in connection with the October 30, 2006 transaction with New Pacific Ventures, Inc. Accordingly, the financial statements for 2006 included in our recently filed Form 10-KSB were restated to eliminate goodwill, and a note to the year end 2007 financial statements in the Form 10-KSB discusses the impact of such elimination on subsequent periods.
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
In connection with the initial borrowing of $200,000 in October 2007, we issued a warrant, exercisable at $0.20 per share through October 4, 2017, to purchase 616,667 shares of common stock. We borrowed another $100,000 prior to October 31, 2007. In December 2007, we borrowed the remaining $100,000 available under the agreement, and we issued another warrant, with the same terms, to purchase an additional 616,667 shares. ECS has piggy-back registration rights if we file any registration statement to raise cash during the warrant term. If we elect to extend the loan, or if we have not repaid the loan by the extended due date, we will issue an additional warrant to ECS to purchase additional shares of the registrant equal to another 2% of the Company’s fully diluted outstanding shares. In the event the note is not paid by April 2, 2008, we will issue yet another warrant to ECS to purchase more shares equal to another 4% of our fully diluted outstanding shares. All these additional warrants would be for the same term and will be exercisable at $0.20 per share.

Lending Agreement with Affiliate
Effective as of December 5, 2007, the Company and our wholly-owned subsidiary Tatonka Oil and Gas Company, Inc. signed a lending agreement with LMA Hughes LLLP (“LMA”), an affiliate of Brian Hughes, a director. Pursuant to the lending agreement:
We issued a promissory note to LMA for $1,501,214.60, due February 15, 2008, extended for 60 days. Interest accrues at 15% per annum, increasing to 25% for the period of the extension until paid. The amount of the note includes $122,000 advanced after December 5, 2007. The balance represents LMA’s net advances to the subsidiary from its inception through December 4, 2007, plus 15% annual interest on the outstanding total monthly net amount of advances, also calculated through December 4, 2007. Additional amounts may be loaned to the subsidiary by LMA, on the same terms. Repayment of the note is secured by a lien on the subsidiary’s and the Company’s assets, which lien is junior to the October 2007 lien in favor of ECS. The Company has guaranteed repayment of the note, and will guarantee repayment of such additional amounts as LMA loans to the subsidiary. Subsequent to October 31, 2007, LMA advanced additional funds to the Company. In connection with the lending agreement in December 2007, we issued a warrant, exercisable at $0.20 per share through January 14, 2018, to purchase 376,167 shares of common stock. In January 2008, we paid LMA $200,000 of the note payable.
Pursuant to the lending agreement, we issued warrants to LMA. For information on the warrants and additional information on the amounts outstanding to LMA at the date this Report is filed, please see Note 5 to the financial statements.
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

ITEM 3.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our evaluation under the framework in Internal Control—Integrated Framework , our management identified a material weakness in the company’s internal controls over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the company’s internal control over financial reporting.
This material weakness resulted in a material misstatement of the company’s October 31, 2006 financial statements and the company’s three interim quarterly reports for fiscal 2007 and required changes to those financial statements. Management concluded that the possibility of a material misstatement due to the significant internal control deficiency was more than remote resulting in it being a material weakness. As a result, management concluded that the company’s disclosure controls and procedures were not operating effectively as of January 31, 2008, due to the material weakness described below.
For the fiscal year 2007 and the first quarter of fiscal year 2008, the company did not have the technical resources to review highly complex and non-recurring transactions.
Management intends to address this material weakness by providing additional training for its senior accounting staff in certain highly technical and complex accounting areas involving new rules and pronouncements and new interpretations of rules and pronouncements, and will retain experts to advise it regarding these areas.
Limitations of the Effectiveness of Internal Control
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
No Attestation Report
This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II

Item 1.	Legal Proceedings
As of the date this Report is filed, there are no legal proceedings which commenced since those which were reported in the Form 10-KSB for the year ended October 31, 2007, and there have been no material developments in such proceedings from that date through the date this Form 10-QSB is filed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to stockholder vote in the first quarter of fiscal 2008.

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

TATONKA OIL AND GAS, INC.
Date: March 24, 2008	By:	/s/ DIRCK TROMP
Dirck Tromp
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2008	By:	/s/ PAUL C. SLEVIN
Paul C. Slevin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)