Form 10KSB/A
period 2007-10-31
TATONKA OIL & GAS, INC.
filed 2008-03-26
CIK 1220819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Page
Part I

Item 7. Financial Statements	4

Signatures	22

Why We Are Filing This Amendment
The Company’s financial statements in the Annual Report on Form 10-KSB filed on March 3, 2008 included consolidated statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2006 and 2007, and for the period from inception (March 5, 2004) through October 31, 2007. However, the statements in the filed Annual Report for the period from inception to October 31, 2007 were not audited.
This Form 10-KSB/A includes (i) the audited consolidated balance sheets of the Company as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from inception (March 5, 2004) to October 31, 2007, and (ii) the audit reports thereon of the independent public accountants.
An arithmetic error in the line item “general and administrative” under “costs and expenses” in the consolidated statement of operations for the period from inception to October 31, 2007, has been corrected from $5,725,707 to the proper number $5,905,707. The line item for “total costs and expenses” has not changed.
The financial information set forth in this amendment should be considered along with all the other information contained in the Annual Report filed on March 3, 2008.

ITEM 7. FINANCIAL STATEMENTS.
TATONKA OIL AND GAS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tatonka Oil And Gas, Inc.

We have audited the accompanying consolidated balance sheets of Tatonka Oil And Gas, Inc (an Exploration Stage Company) as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from March 5, 2004 (inception) to October 31, 2007. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s financial statements for the period from March 5, 2004 (inception) to October 31, 2006 were audited by other auditors whose report dated January 15, 2007, expressed an unqualified opinion on those financial statements. The financial statements for the period from March 5, 2004 (inception) through October 31, 2006 reflect a net loss applicable to common stockholders of $707,607 of the related total. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tatonka Oil And Gas, Inc. (an Exploration Stage Company) as of October 31, 2007, and the results of their operations and their cash flows for the year ended October 31, 2007 and the period from March 5, 2004 (inception) to October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

/s/ Causey Demgen & Moore Inc.

March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TATONKA OIL AND GAS, INC.

We have audited the accompanying consolidated balance sheet of TATONKA OIL AND GAS, INC. and Subsidiary (an Exploration Stage Company) as of October 31, 2006, and the related statement of income, stockholders’ equity, and cash flows for the ten months ended October 31, 2006, and for the period from March 5, 2004 (inception) through October 31, 2006 (not presented herein). These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of TATONKA OIL AND GAS, INC. and Subsidiary (an Exploration Stage Company) as of October 31, 2006, and the results of its operations and its cash flows for the period ended October 31, 2006 and from March 5, 2004 (inception) to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

		Restated	Inception to
	2007	2006	October 31, 2007

Revenues:
Oil and gas sales	$—	$—	$—

Total Revenue	—	—	—

Costs and expenses:
General and administrative	5,232,988	605,449	5,905,707
Depreciation, depletion and amortization	46,058	—	46,058
Research and development	399,728	28,126	427,854
Geological and geophysical expense	—	6,980	6,980

Total costs and expenses	5,678,774	640,555	6,386,599

Operating loss	(5,678,774)	(640,555)	(6,386,599)

Other income (expense):
Interest income	2,875	218	3,093
Interest expense	(122,454)	—	(122,454)

Total other income (expense)	(119,579)	218	(119,361)

Net loss before income taxes	(5,798,353)	(640,337)	(6,505,960)

Income taxes	—	—	—

Net loss	$(5,798,353)	$(640,337)	$(6,505,960)

Basic and diluted loss per common share	$(0.11)	$(0.04)	$(0.35)

Weighted average number of shares outstanding	55,000,000	15,131,579	18,738,401

The accompanying notes are an integral part of these financial statements

TATONKA OIL AND GAS, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from March 5, 2004 (inception) to October 31, 2007

			Additional	Common
	Common Stock		Paid-in	Stock to be	Accumulated
	Shares	Amount	Capital	Issued	Deficit

Capital contributions	10,101,138	2,525	$850,475	$—	$—
Distributions	(2,972,316)	(743)	(250,257)	—	—
Net loss from March 5, 2004 to December 31, 2005	—	—	—	—	(67,270)

Balance December 31, 2005	7,128,822	1,782	600,218	—	(67,270)
Contribution of Company expenses paid by member	7,871,178	1,968	662,721	—	—
Issuance of common stock on October 30, 2006 for the net assets of New Pacific Ventures Inc. at acquisition	30,000,000	7,500	(119,139)	—	—
Common stock to be issued	—	—	—	4,613,306	—
Net loss for the period	—	—	—	—	(640,337)

Balance October 31, 2006	45,000,000	11,250	1,143,800	4,613,306	(707,607)
Issuance of common stock for cash at $0.50 per share subscribed as of October 31, 2006	10,000,000	2,500	4,610,806	(4,613,306)
Issuance of stock options during year	—	—	2,301,632	—	—
Warrants issued in connection with note payable	—	—	177,062	—	—
Net loss for the year	—	—	—	—	(5,798,353)

Balance October 31, 2007	55,000,000	13,750	$8,233,300	$—	$(6,505,960)

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

TATONKA OIL AND GAS, INC.
Date: March 26, 2008	By:	/s/ DIRCK E. TROMP
Dirck E. Tromp
Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2008	By:	/s/ PAUL C. SLEVIN
Paul C. Slevin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. SCOTT ZIMMERMAN J. Scott Zimmerman	Director	March 26, 2008
/s/ ANTHONY YEATS Anthony Yeats	Director	March 26, 2008